Form 10QSB
period 2003-01-31
AEGIS ASSESSMENTS INC
filed 2003-03-25
CIK 1183075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the quarterly period ended January 31, 2003
                                           ----------------

[ ] TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
    For the transition period from             to
                                  -------------  ------------

     Commission file number      000-50213
                             ----------------

                             AEGIS ASSESSMENTS, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                              72-1525702
--------                                                              ----------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)


             4100 Newport Place, Suite 660, Newport Beach, CA 92660
                    (Address of principal executive offices)

                                  877.718.7599
                                  ------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing Requirements for the past 90 days.  Yes [ ]     No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 14, 2003, approximately 10,033,000(1) shares of our common stock were issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (Check one):
      Yes [ ]     No [X]

(1) The issuer canceled 1,000,000 shares previously issued to Eric Peacock and Vernon Briggs. The accompanying financial statements reflect that the issuer has 11,033,000 shares issued and outstanding because generally accepted accounting principals require that the canceled shares be included as issued and outstanding.

                          PART I- FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS.




                             AEGIS ASSESSMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

              FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2003,
      FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2002, AND FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2003
                                   (UNAUDITED)







                                    CONTENTS

                                                                          Page


Condensed Financial Statements:
  Balance Sheets                                                            1
  Statements of Operations                                                  2
  Statement of Stockholders' Deficit                                        3
  Statements of Cash Flows                                                  4
  Notes to Condensed Financial Statements                                 5-17

                              AEGIS ASSESSMENTS, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEETS

                                      ASSETS

                                                                     January 31,           July 31,
                                                                        2003                 2002
                                                                  ------------------  -------------------
                                                                     (Unaudited)
Current assets:
    Cash and cash equivalents                                      $          4,451    $           9,481
    Stock subscription receivable                                            10,000               30,000
                                                                  ------------------  -------------------

            Total current assets                                             14,451               39,481

Property and equipment, net of                                               30,349                    -
   accumulated depreciation of $0                                 ------------------  -------------------

            Total assets                                           $         44,800    $          39,481
                                                                  ==================  ===================


                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses                          $         27,373    $          16,200
    Accrued expenses - related parties                                       39,933               48,292
    8% Notes payable - related parties - due on demand                       37,500                    -
                                                                  ------------------  -------------------

            Total current liabilities                                       104,806               64,492
                                                                  ------------------  -------------------

Redeemable Series A 8% Convertible preferred stock
  $0.001 par value; 200,000 shares authorized,
  17,600 shares issued or outstanding                                        88,000                    -

Stockholders' deficit:
    Common stock, $0.001 par value; 100,000,000 shares
      authorized; 10,933,000 and 10,070,000 shares issued and
      outstanding, respectively                                              10,933               10,070
    Additional paid-in capital                                            1,131,136               92,284
    Deferred compensation                                                  (269,157)                   -
    Deficit accumulated during development stage                         (1,020,918)            (127,365)
                                                                  ------------------  -------------------

            Total stockholders' deficit                                    (148,006)             (25,011)
                                                                  ------------------  -------------------

            Total liabilities and stockholders' deficit            $         44,800    $          39,481
                                                                  ==================  ===================




             See accompanying notes which form an integral part of
                          these financial statements.

                     AEGIS ASSESSMENTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                    STATEMENTS OF OPERATIONS

                                                        For the period from                  For the period from   For the period
                                           For the six   January 16, 2002     For the three   January 16, 2002    from January 16,
                                          months ended    (inception) to       months ended    (inception) to     2002 (inception)
                                           January 31,     to January 31,       January 31,     to January 31,      to January 31,
                                              2003             2002                2003             2002                2003
                                          -------------  ------------------  ---------------  ------------------ -----------------
                                           (unaudited)      (unaudited)        (unaudited)       (unaudited)        (unaudited)

Net revenue                               $           -  $               -                -   $              -   $              -

General and administrative expenses             893,553              8,350          695,175              8,350          1,020,918
                                          -------------  ------------------  --------------   -----------------  -----------------

Loss before provision for income taxes         (893,553)            (8,350)        (695,175)            (8,350)        (1,020,918)

Provision for income taxes                            -                  -                -                  -                  -
                                          -------------  ------------------  --------------   -----------------  -----------------

Net loss                                  $    (893,553) $          (8,350)  $     (695,175)  $         (8,350)  $     (1,020,918)
                                          =============  ==================  ==============   =================  =================

Net loss available to common stockholders per common share - basic and diluted:

    Loss per common share - basic
    and diluted                           $       (0.09) $               -   $        (0.06)  $              -   $          (0.10)
                                          =============  ==================  ==============   =================  =================

    Weighted average common shares
      outstanding - basic and diluted        10,505,000          8,350,000       10,726,000          8,350,000          9,812,000
                                          =============  ==================  ==============   =================  =================



             See accompanying notes which form an integral part of
                          these financial statements.

                                                   AEGIS ASSESSMENTS, INC.
                                                (A DEVELOPMENT STAGE COMPANY)

                                              STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                                          Deficit
                                                                                                        accumulated
                                                           Common stock       Additional                  during         Total
                                                     -----------------------   paid-in      Deferred    development  stockholders'
                                                       Shares      Amount      capital    compensation     stage        deficit
                                                     ----------  ----------- ----------- ------------- ------------- -------------
Balance at January 16, 2002,
   date of incorporation                                      -   $       -  $         -  $          - $           - $           -

Issuance of Founders Shares at
   $0.001 per share for services                      8,350,000       8,350            -             -             -         8,350
   (February 2002)

Issuance of common stock for
   services at $0.01 per share                          400,000         400        3,604             -             -         4,004
   (April 2002)

Issuance of common stock for
   services at $0.01 per share                        1,000,000       1,000        9,000             -             -        10,000
   (April 2002)

Issuance of common stock for
   cash at $0.25 per share                               20,000          20        4,980             -             -         5,000
   (May 2002)

Issuance of common stock for
   cash at $0.25 per share                               80,000          80       19,920             -             -        20,000
   (June 2002)

Issuance of common stock for
   cash at $0.25 per share                              220,000         220       54,780             -             -        55,000
   (July 2002)

Net loss                                                      -           -            -             -      (127,365)     (127,365)
                                                     ----------  ----------- -----------  ------------ ------------- -------------

Balance at July 31, 2002                             10,070,000      10,070       92,284             -      (127,365)      (25,011)

Issuance of common stock for
   cash at $0.25 per share (August 2002)                 20,000          20        4,980             -             -         5,000

Issuance of common stock for
   cash at $0.25 per share (September 2002)             284,000         284       70,716             -             -        71,000

Issuance of 100,000 common stock shares for
   software at $1.00 per share (October 2002),
   subsequently rescinded (December 2002)                     -           -            -             -             -             -

Issuance of common stock for future services
   at $1.00 per share (October 2002)                    200,000         200      199,800      (200,000)            -             -

Issuance of stock options to consultants at
   fair value for services (October 2002)                     -           -      311,775      (311,775)            -             -

Amortization of deferred compensation (October 2002)                                            50,000             -        50,000

Issuance of stock options to consultants at
   fair value for services (November 2002)                    -           -        83,140      (83,140)            -             -

Issuance of common stock for services at $1.00
   per share to consultants (December 2002)              55,000          55       54,945       (50,000)            -         5,000

Beneficial conversion feature recognized on Series A
   Preferred stock for conversion terms below market                               9,800                                     9,800

Issuance of stock at $1.00 for accrued
   officer compensation (December 2002)                 104,000         104      103,896             -             -       104,000

Issuance of common stock as inducement to extend
   compensation payments at $1.00 per share
   to an officer (January 2003)                         200,000         200      199,800             -             -       200,000

Amortization of deferred compensation (January 2003)                                           325,758             -       325,758

Net loss (unaudited)                                          -           -            -             -      (893,553)     (893,553)
                                                     ----------  ----------- -----------  ------------ ------------- -------------

Balance at January 31, 2003 (unaudited)              10,933,000  $   10,933  $ 1,131,136  $   (269,157)$  (1,020,918)$    (148,006)
                                                     ==========  =========== ===========  ============ ============= =============



             See accompanying notes which form an integral part of
                          these financial statements.

                                                       AEGIS ASSESSMENTS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                      STATEMENTS OF CASH FLOWS

                                                                                                                For the period
                                                                                      For the period from      from January 16,
                                                                   For the six         January 16, 2002        2002 (inception)
                                                                   months ended          (inception) to          to January 31,
                                                                 January 31, 2003       January 31, 2002              2003
                                                               ---------------------  --------------------   ---------------------
                                                                   (unaudited)            (unaudited)             (unaudited)


Cash flows used for operating activities:
    Net loss                                                   $           (893,553)  $            (8,350)    $        (1,020,918)
                                                               ---------------------  --------------------   ---------------------

    Adjustments to reconcile net loss to net cash
      used for operating activities:
       Non-cash issuance of common stock for services                       580,758                 8,350                 603,112
       Beneficial conversion feature                                          9,800                     -                   9,800

    Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                                 11,173                     -                  27,373
       Accrued expenses - related parties                                    95,641                     -                 119,641
                                                               ---------------------  --------------------   ---------------------

                 Total adjustments                                          697,372                 8,350                 759,926
                                                               ---------------------  --------------------   ---------------------

                 Net cash used for operating activities                    (196,181)                    -                (260,992)
                                                               ---------------------  --------------------   ---------------------

Cash flows used for investing activities -
    payments to acquire property and equipment                              (30,349)                    -                 (30,349)
                                                               ---------------------  --------------------   ---------------------

Cash flows provided by financing activities:
    Proceeds from issuance of preferred stock                                78,000                                        78,000
    Proceeds from issuance of common stock                                   76,000                     -                 126,000
    Accounts payable - related parties                                            -                     -                  24,292
    Proceeds from issuance of notes payable - related parties                37,500                     -                  37,500
    Stock subscriptions receivable                                           30,000                     -                  30,000
                                                               ---------------------  --------------------   ---------------------

                 Net cash provided by financing activities                  221,500                     -                 295,792
                                                               ---------------------  --------------------   ---------------------

Net increase in cash and cash equivalents                                    (5,030)                    -                   4,451
Cash and cash equivalents, beginning of period                                9,481                     -                       -
                                                               ---------------------  --------------------   ---------------------

Cash and cash equivalents, end of period                       $              4,451   $                 -     $             4,451
                                                               =====================  ====================   =====================

Supplemental disclosure of cash flow information:
    Income taxes paid                                          $                  -   $                 -     $                 -
                                                               =====================  ====================   =====================
    Interest paid                                              $                  -   $                 -     $                 -
                                                               =====================  ====================   =====================

Supplemental disclosure of non-cash financing activity:
    Issuance of 104,000 shares of common stock for conversion
     of accrued officer compensation                           $            104,000   $                 -     $           104,000
                                                               =====================  ====================   =====================

    Issuance of common stock for services                      $            455,000   $                 -     $           455,000
                                                               =====================  ====================   =====================

    Issuance of common stock options for services              $            394,915   $                 -     $           394,915
                                                               =====================  ====================   =====================

    Beneficial conversion feature on preferred stock           $              9,800   $                 -     $             9,800
                                                               =====================  ====================   =====================





             See accompanying notes which form an integral part of
                          these financial statements.

                             AEGIS ASSESSMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

              FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2003,
      FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2002, AND FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2003
                                  (UNAUDITED)




(1)      Summary of Significant Accounting Policies:

         Nature of Business:

                  Aegis Assessments, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on January 16, 2002. During December 2002, the Company changed its fiscal year end to July 31. The Company plans to design and develop specialized equipment for law enforcement agencies and the Department of Defense.

         Basis of Presentation:

                  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                  Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

                  o Management intends to continue to raise additional financing through private equity financing or other means and interests that it deems necessary, with a view to moving forward and sustain a prolonged growth in its strategy phases.

                  o The Company plans to raise additional operating funds through equity or debt financings or through loans from banks or other lending institutions. The Company plans on applying to have its securities quoted on the Over-the-Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. The Company believes that should it be successful in causing its securities to be so quoted, it will improve its chances of raising funds through either equity or debt financings.

                             AEGIS ASSESSMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

              FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2003,
      FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2002, AND FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2003
                                  (UNAUDITED)



(1)      Summary of Significant Accounting Policies, Continued:

         Basis of Presentation, Continued:

                  o The Company has not yet negotiated with any banks or other lending institutions nor has the Company arranged for any specific equity or debt financings. The Company may not be able to arrange for loans or financings on favorable terms. The Company intends to raise working capital from a variety of sources, including from investors who are associates of the Company's management, or through a bank or Small Business Administration loan, or from venture capital sources, or by waiting until a public market develops for shares of the Company's common stock. There is no assurance that the Company will be able to arrange for financing and has not, to date, had any substantive discussions with any third parties regarding such financing.

         Interim Financial Statements:

                  The accompanying financial statements include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the audited financial statements for the period from inception on January 16, 2002 to July 31, 2002, which is included in the Form SB-2/A, filed with the Securities and Exchange Commission on or around March 14, 2003.

         Use of Estimates:

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

                             AEGIS ASSESSMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

              FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2003,
      FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2002, AND FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2003
                                  (UNAUDITED)




(1)      Summary of Significant Accounting Policies, Continued:

         Comprehensive Income:

                  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the period from January 16, 2002 (inception) to January 31, 2003, the Company has no items that represent other comprehensive income and, accordingly, has not included a schedule of comprehensive income in the financial statements.

         Basic and Diluted Loss Per Share:

                  In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of January 31, 2003, the Company has 3,085,000 outstanding stock options and 17,600 Series A convertible preferred stock that can all be converted into 3,185,000 shares of common stock (unaudited). These options and preferred stock would have an anti-dilutive effect and, therefore, are not included in diluted loss per share.

         Stock-Based Compensation:

                  The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the deemed fair value of the Company's shares over the employee's exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options. Accordingly, because the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

                             AEGIS ASSESSMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

              FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2003,
      FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2002, AND FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2003
                                  (UNAUDITED)




(1)      Summary of Significant Accounting Policies, Continued:

         Segment Reporting:

                  Based on the Company's integration and management strategies, the Company operated in a single business segment. For the period from January 16, 2002 (inception) to January 31, 2003, the Company had no revenue.

         New Accounting Pronouncements:

                  In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of FASB 141 did not have a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

                  In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The adoption of FASB 142, "Goodwill and Other Intangibles" did not have a material impact to the Company's financial position or results of operations since the Company does not have any intangibles or goodwill.

         New Accounting Pronouncements:

                  In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset, while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company did not have a material impact to the Company's financial position or results of operations from the adoption of this pronouncement.

                  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

                  In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                             AEGIS ASSESSMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

              FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2003,
      FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2002, AND FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2003
                                  (UNAUDITED)




(1)      Summary of Significant Accounting Policies, Continued:

         New Accounting Pronouncements, Continued:

                  In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company did not to have a material impact to the Company's financial position or results of operations from the adoption of this pronouncement.

                  In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

                             AEGIS ASSESSMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

              FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2003,
      FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2002, AND FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2003
                                  (UNAUDITED)




(1)      Summary of Significant Accounting Policies, Continued:

         New Accounting Pronouncements, Continued:

                  In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

                  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company did not have a material impact to the Company's financial position or results of operations from the adoption of this pronouncement.

                             AEGIS ASSESSMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

              FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2003,
      FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2002, AND FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2003
                                  (UNAUDITED)




(2)      Related-Party Transactions:

         Accrued Expenses - Related Parties
         ----------------------------------

         During the period from January 16, 2002 (inception) to July 31, 2002, the Company was advanced $22,792 for various expenses from its President and Chief Executive Officer ("CEO"). During the six months ended January 31, 2003, the Company repaid $14,370 (unaudited).

         During the period from January 16, 2002 (inception) to July 31, 2002, the Company was advanced $1,500 for various expenses from its Secretary and Chief Operations Officer ("COO"). During the six months ended January 31, 2003, the Company repaid $1,500 (unaudited).


         During the three months ended January 31, 2003, the Company has accrued a signing bonus of $30,000 for an employee.

         Notes Payable - Related Parties
         -------------------------------

         The Company entered into a promissory note in the amount of $28,000, dated August 14, 2002, with its CEO. The note bears interest at the rate of 8% per annum, is due on demand and the proceeds were used for operating purposes. During the six months ended January 31, 2003, the Company accrued $1,120 for unpaid interest and is included in accrued expenses - related parties (unaudited).

         The Company entered into a promissory note in the amount of $10,000 dated August 14, 2002, with its COO. The Company repaid $500. The note bears interest at the rate of 8% per annum, is due on demand and the proceeds were used for operating purposes. During the six months ended January 31, 2003, the Company accrued $390 for unpaid interest and is included in accrued expenses - related parties (unaudited).

 (3)     Stockholders' Deficit:

         Preferred Stock
         ---------------

         The Company is authorized to issue 10,000,000 shares of preferred stock, par value at $.001 per share. The Company previously authorized the issuance of a Series A and Series B preferred stock. As of July 31, 2002, the Company rescinded its authorization of the preferred Series A and B classes. No shares were ever issued relating to those classes. As of July 31, 2002, no shares of preferred stock were issued or outstanding.

                             AEGIS ASSESSMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

              FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2003,
      FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2002, AND FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2003
                                  (UNAUDITED)




(3)      Stockholders' Deficit, Continued:

         Preferred Stock, Continued
         --------------------------

         On October 31, 2002, the Company designated a new series of preferred stock, Series A 8% Convertible Preferred Stock, and authorized the issuance of 200,000 shares. Each share can be converted one or more times from its face amount ($5.00 per Share) plus any prorated 8% interest accrued at the time of conversion into shares of common stock. The common stock will be issued at the lesser of either (i) $1.00 per share, or (ii) a price that equals 90% of the volume weighted average price of our common stock for the 5 trading days immediately preceding the date of conversion, but under this option, in no event shall the common stock be issued at less than $0.60 per share. In summary, the preferred shares will convert to common stock at a ratio of 5 to 1 unless the market value is less. These transactions have been accounted for in a manner similar to redeemable preferred stock and is presented on the balance sheet after liabilities and before stockholders' deficit. During November 2002 to January 2003, the Company sold 17,600 shares of Series A preferred stock for $88,000 (unaudited). The Company has recognized an expense for the beneficial conversion feature in the current period of $9,800.

         Common Stock
         ------------

                  a) In February 2002, the Company issued 10,000,000 shares of its common stock in exchange for services to incorporate the Company. In July 2002, the Board of Directors declared that the Company had not received consideration for the issuance of 1,650,000 shares of the previously issued shares and canceled those shares leaving 8,350,000 shares totaling $8,350. The founder shares were valued at a $0.001 par value of the Company's common stock, which represented its fair market value on the date of issuance. The Company has not recognized the issuance of the cancelled shares in the financial statements.

                  b) During April 2002, the Company issued 400,000 shares of its common stock in exchange for legal services rendered totaling $4,004, which was fair market value of the services received by the Company on the date the services were performed.

                  c) In April 2002, 1,000,000 shares of common stock were issued at $0.01 per share in exchange for services rendered totaling $10,000, which was the fair market value of the Company's common stock on the date of issuance.

                             AEGIS ASSESSMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

              FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2003,
      FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2002, AND FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2003
                                  (UNAUDITED)




(3)      Stockholders' Deficit, Continued:

         Common Stock, Continued
         -----------------------

                  d) During May, June and July 2002, the Company conducted a private placement offering and issued 320,000 shares of its common stock at $0.25 per share for an aggregate total of $80,000. As of July 31, the Company received $50,000 of these proceeds. During August 2002, the Company received an additional $30,000.

                  e) During August and September 2002, the Company conducted a private placement offering and issued 304,000 shares of its common stock at $0.25 per share for an aggregate total of $76,000.

                  f) During October 2002, 200,000 shares of common stock were issued at $1.00 per share in exchange for future services totaling $200,000, which was determined to be the fair market value of the Company's common stock on the date of issuance. As of January 31, 2003, the Company has amortized and recorded an expense of $164,583.

                  g) During October 2002, 100,000 shares of common stock were issued at $1.00 per share in exchange for software package acquired totaling $100,000, which was determined to be the fair market value of the Company's common stock on the date of issuance (unaudited). On December 27, 2002, the Company rescinded the software purchase agreement, cancelled the 100,000 shares of common stock, which had previously been issued, and returned the RAD Tool computer software to Iocene Technology Corporation.

                  h) During December 2002, 55,000 shares of common stock were issued at $1.00 per share to consultants in exchange for expediting the development of the corporate website and for future services totaling $55,000, which was determined to be the fair market value of the Company's common stock on the date of issuance. As of January 31, 2003, the Company has amortized and recorded an expense of $19,583.

                  i) During December 2002, 104,000 shares of common stock were issued, in lieu of cash compensation, to two officers at $1.00 per share in exchange for accrued compensation expense for prior services totaling $104,000, which was determined to be the fair market value of the Company's common stock on the date of issuance.

                  j) During January 2003, 200,000 shares of common stock were issued to an employee at $1.00 per share as an inducement to extend compensation payments for past services and signing bonus totaling $200,000, which was determined to be the fair market value of the Company's common stock on the date of issuance. As of January 31, 2003, the Company has recorded an expense of $200,000.

                             AEGIS ASSESSMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

              FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2003,
      FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2002, AND FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2003
                                  (UNAUDITED)




(3)      Stockholders' Deficit, Continued:

         Common Stock Options
         --------------------

         The Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options. Accordingly, no compensation expense is recognized in the Company's financial statements related to options issued to employees because the exercise price of the Company's employee stock options equals the market price of the Company's common stock on the date of grant. For options issued to consultants, pursuant to Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) the Company has recorded compensation costs based on the fair value at the grant date for its stock options.

                  a) During April 2002, the Company issued 750,000 options to consultants exercisable at $0.10 per share during the exercise period from January 1, 2003 to January 1, 2006. The fair market value of the common stock on date of issuance was $0.01 per share. These options were subsequently cancelled by the Company (See Note 5).

                  b) During April 2002, the Company issued 1,500,000 options to employees exercisable at $0.10 per share during the exercise period from January 1, 2003 to January 1, 2006. The fair market value of the common stock on date of issuance was $0.01 per share. During December 2002, 750,000 options were cancelled upon termination of the employees.

                  c) During July 2002, the Company issued 650,000 options to employees exercisable at $0.30 per share during the exercise period from June 1, 2003 to June 1, 2006. The fair market value of the common stock on date of issuance was $0.25 per share.

                  d) During September 2002, the Company issued 300,000 options to officers/employees exercisable at $0.30 per share during the exercise period from June 1, 2003 to June 1, 2006. The fair market value of the common stock on date of issuance was $0.25 per share.

                  e) During September and October 2002, the Company issued an aggregate of 375,000 options to consultants exercisable at $0.30 per share during the exercise period from January 1, 2003 to June 1, 2006. The fair market value of the common stock on date of issuance was $1.00 per share. Using the Black-Scholes Option pricing model, total value of these options amounted to $311,775, which will be amortized over the service period. During the six months ended January 31, 2003, the Company amortized and recorded an expense of $179,271 for options granted to these consultant.

                             AEGIS ASSESSMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

              FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2003,
      FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2002, AND FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2003
                                  (UNAUDITED)




(3)      Stockholders' Deficit, Continued:

         Common Stock Options, Continued
         -------------------------------

                  f) During November 2002, the Company issued 100,000 options to a consultant, exercisable at $0.30 per share during the exercise period from February 15, 2003 to November 15, 2005. The fair market value of the common stock on date of issuance was $1.00 per share. Using the Black-Scholes Option pricing model, total value of these options amounted to $83,140, which will be amortized over the service period. During the six months ended January 31, 2003, the Company amortized and recorded an expense of $17,321 for options granted to this consultant.

              During January 2003, the Company issued to an employee 150,000 options to purchase 150,000 shares of common stock at $1.10 per share during an exercise period which begins on June 1, 2003 and expires on June 1, 2006.

              During January 2003, the Company issued to an employee 10,000 options to purchase 10,000 shares of common stock at $0.30 per share during an exercise period which begins on January 1, 2003 and terminates on January 1, 2006.



 (4)     Subsequent Events:

         In February 2003, 100,000 shares of common stock were issued to a consultant in exchange for future services at $1.00 per share, which was the fair market value of the Company's common stock on the date of issuance.


(5)      Commitments and Contingencies:

         The Company entered into a month-to-month lease agreement for its office space.

         Legal Matters
         -------------

         On April 20, 2002, the Company entered into a consulting agreement with Vernon Briggs III for software development services. The agreement allowed the Company to pay Mr. Briggs 500,000 shares of the Company's common stock and options to purchase additional common stock as consideration. On September 15, 2002, the Company agreed with Mr. Briggs to terminate his employment agreement and supersede that consulting agreement. The Company also entered into a settlement agreement with Mr. Briggs. The settlement agreement provided, among other things, that Mr. Briggs would (i) receive $8,000 in cash over 60 days; (ii) retain 200,000 shares of common stock; (iii) accept the cancellation of all his stock options; and (iv) agree that the Company had the right, but not the obligation, to redeem Mr. Briggs' remaining 300,000 shares of common stock at $0.17 per share within the 6 month period immediately following the execution of the settlement agreement. Subsequent to executing the settlement agreement, the Company discovered that Mr. Briggs had fraudulently induced the Company to enter into the settlement agreement by, among other things, intentionally misrepresenting that certain financial projections provided by Mr. Briggs were his work product and that such projections had taken a significant number of hours to prepare.

                             AEGIS ASSESSMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

              FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2003,
      FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2002, AND FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2003
                                  (UNAUDITED)




(5)      Commitments and Contingencies, Continued:

         Legal Matters, Continued
         ------------------------

         The Company recently rescinded the settlement agreement and cancelled Mr. Briggs' remaining shares. As the Company believes that Mr. Briggs has received more than adequate compensation for the extremely limited services provided by him, the Company does not believe that Mr. Briggs will institute legal action against the Company. It is possible, however, that the Company could institute legal action to recover the damages caused by Mr. Briggs. Such an action could lead to a countersuit by Mr. Briggs.

         On April 20, 2002, the Company entered into a consulting agreement with Eric Peacock for software development services. The agreement allowed the Company to pay Mr. Peacock 500,000 shares of the Company's common stock and options to purchase additional common stock in lieu of cash. On August 1, 2002, the Company entered into an employment agreement with Mr. Peacock, which provided for annual cash compensation of $96,000 for his services as the Company's chief technology officer. On that same date, he became a director. The Company believes that Mr. Peacock intentionally deceived the Company in that he convinced the Company that he was performing significant software development services for the Company. On the contrary, we believe that Mr. Peacock was not taking his obligations to the Company seriously and did not perform the agreed upon services. As a result, the Company recently terminated Mr. Peacock's employment agreement and cancelled all shares issued to Mr. Peacock. The Company also cancelled all options granted to Mr. Peacock. Moreover, Mr.

         Peacock was removed from the Company's board of directors by the affirmative vote of the requisite percentage of shares entitled to vote on such matters.

         Given the significant consideration paid to Mr. Peacock and his obvious non-performance, the Company does not believe that Mr. Peacock will institute legal action against the Company. It is possible, however, that the Company could institute legal action to recover the Company's damages caused by Mr. Peacock. Such an action could lead to a countersuit by Mr. Peacock.

                             AEGIS ASSESSMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

              FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2003,
      FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2002, AND FOR THE PERIOD FROM JANUARY 16, 2002 (INCEPTION) TO JANUARY 31, 2003
                                  (UNAUDITED)




(5)      Commitments and Contingencies, Continued:

         Preferred Stock
         ---------------

         In the period November 19, 2002 through January 30, 2003, the Company sold 17,600 shares of its Series A 8% Convertible Preferred Stock. The aggregate amount of the securities sold was $88,000. Specifically, the Company sold, and issued shares of its Series A 8% Convertible Preferred Stock to 14 investors in Utah, 3 investors in Washington, 1 investor in Arizona and 1 investor in Indiana pursuant to Rule 506 of Regulation D. The Securities and Exchange Commission notified the Company that they consider the convertible preferred stock to be equivalent to the Company's common stock and that the filing of a Registration Statement on Form SB-2 appears to render unavailable the Company's reliance upon the Rule 506 exemption from the registration and prospectus delivery requirements of the Securities Act of 1933. As a result, the Company may be exposed to potential rescission liability for the return of each purchaser's investment plus 8% per annum from the date of their investment. Depending on the state within which the particular investor resides, the Company will remain at risk for one to five years after either the date the purchaser knew or reasonably should have known about the facts that are the basis for the rescission or from the date of the alleged violation. These transactions were accounted for in a manner similar to redeemable preferred stock and are presented on the balance sheet after liabilities and before stockholders' equity.

ITEM  2.   PLAN OF OPERATION.

Development of the Company
We incorporated the business on January 16, 2002 as a Delaware corporation. Our principal business address is 4100 Newport Place, Suite 660, Newport Beach, California 92660. Our telephone number is 877.718.7599. Although the company was not incorporated until January 2002, our co-founders, Eric Johnson, our president, chief executive officer and a member of our board of directors, and Joseph King, a member of our board of directors, first discussed the possibility of forming a company to provide vulnerability assessments and emergency communications systems to schools and government facilities in January 2001. The original goal was to improve public safety emergency communications and allow seamless communication between police, fire fighters and emergency medical personnel responding to an emergency at a school or other government facility. Mr. Johnson and Mr. King spent approximately one year conducting research to determine whether their business idea was viable. Mr. King and Mr. Johnson determined that developing a system that could be utilized by law enforcement and the military was a more workable alternative.

We have designed a mobile wireless communication solution and information sharing platform for emergency responders, the Aegis SafetyNet,(TM) which we believe can be used by law enforcement in their day-to-day operations, as well as by specially trained hazardous material teams, collapse search and rescue units, bomb squads, and police tactical units such as Special Weapons Teams. The Aegis SafetyNet(TM) creates a unique platform allowing law enforcement and emergency response teams compatible communications during crisis situations. Military applications include providing common situational awareness and interoperable data communications for special operations teams. We have also been approached by Smith & Wesson to co-brand a commercial application of components of the Aegis SafetyNet(TM) which would be targeted to private security companies and for special event and other commercial applications.

Our plan of operation for the next twelve months
During the next twelve months we intend to focus on completing our prototype SafetyNet(TM) and to continue beta testing our system with two county sheriff's departments in Southern California, the Los Angeles County Sheriff's Department and the Orange County Sheriff's Department, to improve, refine and adapt the software and hardware components to meet law enforcement requirements. We have an operational prototype of the SafetyNet(TM) system which demonstrates our system's ability to receive wireless video transmissions and other data from an emergency site, transmit that video and data to a mobile command post, and relay that information via satellite to an emergency operations center miles distant from the emergency site.

We plan to continue to develop commercial applications of our technologies, including developing a commercial application of the SafetyNet(TM) system to be targeted to private security companies and for special event and other commercial applications.

We also plan to combine the use of our technologies with vulnerability assessments under the Aegis STAT(TM) (Security Threat Assessment Technologies) program to conduct on-site vulnerability assessments for corporate and commercial facilities, energy infrastructure, transportation infrastructure, public works, amusement parks, and other high-profile targets. Our assessments will allow our clients to better understand threats and vulnerabilities, determine acceptable levels of risk, and identify steps to mitigate vulnerabilities.

Results of Operations. We have no revenues and minimal assets and we have incurred losses since our inception. To date we have relied on the sale of our equity securities and on loans from our officers to fund our operations.

Liquidity and capital resources. We were incorporated on January 16, 2002 and two of our officers and directors, Eric Johnson and Richard Reincke, have paid many of the expenses incurred by the company and have also partially deferred their salaries. However, we have not received any commitments or guarantees from Mr. Johnson, Mr. Reincke or any of our other officers or directors to fund any additional capital needs we may have in the future. Our other material cash expenditures have been general and administrative expenses, legal and accounting expenses, equipment purchases, employee expenses and office lease expenses. For the three months ended January 31, 2003 we accumulated a deficit of $695,175 and we expect that deficit to continue to increase during the next quarter as we incur legal and accounting expenses incidental to our reporting obligations as a public company. Our accountants have expressed concern that we will not be able to continue as a going concern because of our continuing losses.

At January 31, 2003, we had total assets of $44,800 compared to total assets of $39,481 at July 31, 2002. At January 31, 2003, we had total current liabilities of $104,806 compared to total current liabilities of $64,492 at July 31, 2002. Our total stockholders' deficit at January 31, 2003, was $148,006 compared to a total stockholders' deficit of $25,011 at July 31, 2002.

As of March 1, 2003, we had $22,238.76 in cash resources. We believe that we need to raise approximately $1,550,000 over the next twelve months to fully fund our business plan. We do not have any commitments for the $1,550,000 we will need to fully implement our business plan over the next 12 months. We may attempt to raise such funds through additional offerings of our common or preferred stock. We may also attempt to raise the necessary funds through entering into strategic business relationships or from venture capital resources. We may also attempt to raise the necessary funds through applying for government grants or attempting to negotiate sole source contracts directly with federal, state or local government agencies, including but not limited to law enforcement agencies, and we have begun the grant application process with the National Institute of Justice. We have not obtained any government contracts at the present time nor do we have any commitments for the funds we will need to fully implement our business plan over the next 12 months. We cannot guarantee that we will be able to raise any additional funds over the next 12 months.

The National Institute of Justice, a component of the Department of Justice's Office of Justice Programs, provides technology assistance to state and local criminal justice and public safety agencies by undertaking technology projects that address a broad range of law enforcement needs. The National Institute of Justice typically funds projects that involve applied research, development, analysis, evaluation of technologies or their implementation, and the demonstration of technologies with the intent to achieve the commercial application of those technologies within criminal justice and public safety agencies. We have been approved to apply for a science and technology grant under this program and we are currently preparing our proposal, which must be submitted by April 2, 2003. However, there is no guarantee that we will be able to secure a grant although we believe that we qualify for such a grant.

Substantial Doubt About Our Viability as a Going Concern. Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have no revenues and minimal assets and we have incurred losses since our inception. To date we have relied solely on the sale of our equity securities to fund our operations. Our general business strategy is unproven, and we are not generating revenues; however, we continue to incur legal, accounting, and other business and administrative expenses. Our auditor has therefore recognized that there is substantial doubt about our ability to continue as a going concern.

Employees. We currently have 4 full-time employees: three of our officers, Eric Johnson, Richard Reincke and Robert Alcaraz; and a full-time software code writer, whom we hired effective December 16, 2002. In addition to our full-time employees, George Farquhar and Joseph King currently provide administrative and advisory services similar to those which would be provided by part-time employees but they do not receive any compensation from us for those services. We have also entered into consulting agreements to obtain counsel and services relating to marketing, product development, financial matters, media relations and business development. Copies of consulting agreements and officers' employment agreements have been filed as exhibits to our registration statement on Form SB-2 filed with the Securities and Exchange Commission on October 9, 2002 and subsequent amendments thereto.

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, financing operations, and contingencies and litigation.

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily accruals of overhead costs, and the classification of net operating loss and tax credit carryforwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in the Form SB-2/A filed on March 17, 2003.

ITEM 3. CONTROLS AND PROCEDURES.

Our principal executive officer, principal financial officer, and principal operating officer have evaluated the effectiveness of our "disclosure controls and procedures," as that term is defined in Rule 15d-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days of the filing date of this Quarterly Report on Form 10-QSB. Based on their evaluation, the principal executive officer, principal financial and operating officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive officer, principal financial and operating officer as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM  2.     CHANGES  IN  SECURITIES.

During the period November 19, 2002 through January 30, 2003, we sold 17,600 shares of Series A 8% Convertible Preferred Stock to 16 investors at $5.00 per share. The shares were offered and sold in transactions which we believe satisfied the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Rule 506 of Regulation D promulgated pursuant to that act by the Securities and Exchange Commission. Specifically, the shares were privately offered and sold to investors who had pre-existing family or personal relationships with the shareholders, officers and directors of the company. The value of the shares was arbitrarily set by us and had no relationship to our assets, book value, revenues or other established criteria of value. There were no commissions paid on the sale of these shares. The net proceeds to us were $88,000. The Securities and Exchange Commission has notified us that they consider the convertible preferred stock to be equivalent to common shares of our stock and that the filing of a Registration Statement on Form SB-2 appears to render unavailable our reliance upon the Rule 506 exemption from the registration and prospectus delivery requirements of the Securities Act of 1933. As a result, we may be exposed to potential rescission liability for the return of each purchaser's investment plus 8% per annum from the date of their investment. Depending on the state within which the particular investor resides, we remain at risk for one to five years after either the date the purchaser knew or reasonably should have known about the facts that are the basis for the rescission or from the date of the alleged violation.

On November 15, 2002 we entered into a consulting agreement for business development with Gus Shouse, which our board of directors valued at $5,000. The agreement allowed us to grant Mr. Shouse options to purchase 100,000 shares of our common stock at $0.30 per share with an exercise period that began on February 15, 2003 and expires November 15, 2005, in lieu of cash for his services providing business development services to develop and promote our software, hardware, and other technologies which constitute the Aegis SafetyNet(TM). The options were granted in a transaction which we believe satisfied the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 specified by the provisions of Section 4(2) because Mr. Shouse had a pre-existing relationship with Richard Reincke, a director of the company and possessed the requisite business acumen and information which would permit the grant of options.

On December 6, 2002, our board of directors authorized the issuance of 5,000 shares of our common stock to Travis Rosser, an independent contractor who provided website development services to the company in November and December, 2002, as additional compensation for his design and construction of our corporate website. We valued the shares at $5,000. The stock was issued as an incentive payment so that Mr. Rosser would complete his work for us on an expedited basis. The shares were issued in a transaction which we believe satisfied the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 specified by the provisions of Section 4(2) because Mr. Rosser had a pre-existing relationship with the company and possessed the requisite business acumen and information which would permit the issuance of stock.

On December 10, 2002, our board of directors addressed the fact that the company was in arrears in paying salaries to two of our officers, and had deferred $52,500 of chief executive officer Eric Johnson's salary and $51,500 of chief operating officer Richard Reincke's salary. In order to settle that liability, the board resolved, and a majority of shareholders approved, the issuance of 210,000 shares of our common stock to Eric Johnson and 206,000 shares of our common stock to Richard Reincke in lieu of that cash compensation owed to them pursuant to their respective employment agreements. Subsequent to December 10, 2002, we decided that the shares issued to Eric

Johnson and Richard Reincke should be valued at $1.00 per share and cancelled 157,500 of the shares issued to Eric Johnson and 154,500 shares issued to Richard Reincke leaving a total of 52,500 shares issued for accrued salary to Eric Johnson and 51,500 shares issued for accrued salary to Richard Reincke. The shares were issued in a transaction which we believe satisfied the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 specified by the provisions of Section 4(2) because our officers had a pre-existing relationship with the company and possessed the requisite business acumen and information which would permit the issuance of stock.

On January 15, 2003, we entered into an addendum to the employment agreement of Robert Alcaraz wherein Mr. Alcaraz agreed to accept 200,000 shares of our common stock in exchange for allowing us up to and including March 15, 2003 to begin paying Mr. Alcaraz his accrued salary and signing bonus.

On February 1, 2003 we entered into a consulting agreement for accounting and bookkeeping services with David Smith, which our board of directors valued at $100,000. The agreement allowed us to issue Mr. Smith 100,000 shares of our common stock in lieu of cash for his services. On or about February 28, 2003, we issued Mr. Smith the 100,000 shares. Specifically, David Smith has agreed to provide us with bookkeeping and other corporate record keeping services related to our financial affairs, as well as preparation of financial projections. The shares were granted in a transaction which we believe satisfied the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 specified by the provisions of Section 4(2) because Mr. Smith had a pre-existing relationship with Eric Johnson, an officer and director of the company, and possessed the requisite business acumen and information which would permit the issuance of the shares.

On March 19, 2003 we entered into an employment agreement with Richard C. Grosser, our new chief technology officer. His employment agreement, which is filed concurrently herewith, specifies that he will receive options to purchase 50,000 shares of our common stock at $1.00 per share in lieu of cash for his services during the first 60 days of the agreement.

ITEM  3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On or about December 10, 2002, our board of directors addressed the fact that the company was in arrears in paying salaries to two of our officers, and had deferred $52,500 of chief executive officer Eric Johnson's salary and $51,500 of chief operating officer Richard Reincke's salary. In order to settle that liability, the board resolved, and a majority of shareholders approved, the issuance of 210,000 shares of our common stock to Eric Johnson and 206,000 shares of our common stock to Richard Reincke in lieu of that cash compensation owed to them pursuant to their respective employment agreements. Subsequent to December 10, 2002, our board of directors decided that the shares issued to Eric Johnson and Richard Reincke should be valued at $1.00 per share and cancelled 157,500 of the shares issued to Eric Johnson and 154,500 shares issued to Richard Reincke leaving a total of 52,500 shares issued for accrued salary to Eric Johnson and 51,500 shares issued for accrued salary to Richard Reincke. The shares were issued in a transaction which we believe satisfied the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 specified by the provisions of Section 4(2) because our officers had a pre-existing relationship with the company and possessed the requisite business acumen and information which would permit the issuance of stock.

ITEM  5.     OTHER  INFORMATION.

None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K

We filed a report on Form 8-K on March 19, 2003 specifying that the company had entered into an employment agreement with Richard C. Grosser, our new chief technology officer. A copy of that agreement is filed as exhibit 10.11 to this quarterly report.

Exhibits  Required  by  Item  601  of  Regulation  S-B

Exhibit No.
-----------

3.1               Amended and Restated Certificate of Incorporation*

3.2               Bylaws*

4.                Instruments Defining Rights of Security Holders

5.                Opinion Re: legality*

8.                Opinion Re: tax matters (not applicable)

10.1              Employment agreement with chief executive officer Eric
                  Johnson*

10.2              Employment agreement with chief operating officer
                  Richard Reincke*

10.3              Consulting agreement with Joseph Grillo*

10.4              Consulting agreement with Robert Alcaraz*

10.5              Employment agreement with Robert Alcaraz*

10.6              Stock option plan*

10.7              Consulting Agreement with Gus Shouse***

10.8              Consulting Agreement with Lars Johnson***

10.9              Consulting Agreement with David Smith***

10.10             Addendum to Robert Alcaraz Employment Agreement***

10.11             Employment Agreement with Richard C. Grosser

11.               Statement Re: computation of per share earnings (loss)**

15.               Letter on unaudited interim financial information


    * Previously filed as exhibits to our Registration Statement on Form SB-2 filed October 9, 2002.
    **     Included in financial statements
    *** Included as exhibits to Amendment No. 4 to our registration statement filed on February 19, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEGIS ASSESSMENTS, INC.

     By:    /s/  Richard Reincke
            --------------------
            secretary, principal financial officer, principal accounting officer and chief operating officer

     Date:  March 21, 2003

CERTIFICATIONS


I, Eric Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Aegis Assessments, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003


/s/ Eric Johnson
----------------------
Eric Johnson
Chief Executive Officer

CERTIFICATIONS
--------------

I, Richard Reincke, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Aegis Assessments, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 21, 2003

/s/ Richard Reincke
----------------------
Richard Reincke
Secretary and Chief Financial Officer