Form 10QSB
period 2003-04-30
AEGIS ASSESSMENTS INC
filed 2003-06-19
CIK 1183075

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C. 20549

                                              FORM 10-QSB
(Mark  One)
[X]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF  1934   For  the  quarterly  period  ended  April 30, 2003
                                                        -------------
[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
EXCHANGE  ACT
     For the transition period from __________ to _____________

     Commission file number 000-50213


                                 AEGIS ASSESSMENTS, INC.
            (Exact name of small business issuer as specified in its charter)


          Delaware                                   		72-1525702
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


                      4100 Newport Place, Suite 660, Newport Beach, CA 92660
                                    (Address of principal executive offices)

                                                      877.718.7599
                                            (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d)
of the Exchange Act during the past 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X]      No  [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2003, approximately 11,141,571 shares of our common stock were issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (Check one):
      Yes [ ]     No [X]


PART I- FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS.


				            Aegis Assessments, Inc.
		   		     (A Development Stage Company)
				              Financial Statements
 							(Unaudited)
  	    		       As of April 30, 2003 and 2002 and
	For the Three-Month and Nine-Month Periods Ended April 30, 2003,
		        For the Three-Month Period Ended April 30, 2002,
	    For the Period from January 16, 2002 (Inception) to  April 30,  2002 and
	        For the Period from January 16, 2002 (Inception) to  April 30,  2003




				             Aegis Assessments, Inc.
   				     (A Development Stage Company)
			    	      Index to the Financial Statements
					   (Unaudited)
			                As of April 30, 2003 and 2002 and
	  	For the Three-Month and Nine-Month Periods Ended April 30, 2003,
		  	For the Three-Month Period Ended April 30, 2002,
	   For the Period from January 16, 2002 (Inception) to  April 30,  2002 and
	    For the Period from January 16, 2002 (Inception) to  April 30,  2003






	Condensed Financial Statements:

		Balance Sheets....................................................... 1

		Statements  of  Operations for the Three-Month and Nine-Month
		   Periods Ended April 30, 2003, for the Three-Month Period Ended
		   April 30, 2002, for the Period from January 16, 2002 (Inception) to
		   April 30,  2002  and for the Period from January 16, 2002
		   (Inception) to  April 30,  2003................................... 2

		Statements  of Shareholders' Deficit for the Period from January 16,
		   2002 (Inception) to  April 30,  2003 ............................. 3

		Statements  of Cash Flows for the  Nine-Month Period Ended April
		   30, 2003,  for the Period from January 16,
		   2002 (Inception) to  April
		   30,  2002  and for the Period from January 16, 2002 (Inception) to
		   April 30,  2003 ................................................. 11

	Notes to  Condensed Financial Statements ............................... 14

					Aegis Assessments, Inc.
				        (A Development Stage Company)
					      Balance Sheets
 					        (Unaudited)
				               April 30, 2003 and 2002


						Assets

									2003			2002
									---------------		---------------
Current assets:
	Cash							$	5,052		$	9,481

Total current assets						5,052			9,481

Property and equipment, net of accumulated depreciation of
	$1,600								46,619			-

Total assets 							$	51,671		$	9,481


					Liabilities and Shareholders' Deficit


Current liabilities:
	Accounts payable and accrued
			expenses  				$	26,625		$	16,200
	Accrued expenses - officers			128,576			48,292
	8% note payable - related
	party - due on demand   			36,000			-
	8% convertible debenture
	payable - related party				17,000			-

Total current liabilities   			208,201			64,492

Series A 8% convertible preferred stock $0.001 par value;
200,000 shares authorized, 17,600 shares issued and
outstanding (Note 4)					88,000			-

Shareholders' deficit:

	Preferred stock - aggregate; $0.001 par value;
	10,000,000 shares authorized for issuance in one of
	more series. As of April 30, 2003, the Company had
	200,000 issued and outstanding designated as Series A
	8% convertible stock	             -			-
	Common stock, $0.001 par value; 100,000,000 shares
	authorized; 11,141,571 and 10,070,000 shares issued
	and outstanding , respectively  	11,142			10,070
	Additional paid-in capital			1,346,498		92,284
	Stock and options issued for future
	services 		    				(282,314)		-
	Stock subscription receivable	   	-				(30,000)
	Deficit accumulated during
	development stage 		   			(1,319,856)		(127,365)

		Total shareholders' deficit  	(244,530)		(55,011)

	Total liabilities and
	shareholders' deficit      		$	51,671		$	9,481

	The accompanying notes are an integral part of the financial statements.

				               Aegis Assessments, Inc.
				       (A Development Stage Company)
				             Statements of Operations
					    (Unaudited)
			  For the Three-Month and Nine-Month Periods Ended April 30, 2003,
			    For the Three-Month Period Ended April 30, 2002,
	  For the Period from January 16, 2002 (Inception) to  April 30,  2002, and
		   For the Period from January 16, 2002 (Inception) to  April 30,  2003


											  For the			For the
For the		   	For the		   For the		  Period From		Period From
Three-Month		Three-Month	   Nine-Month	  January 16, 2002 January 16, 2002
Period Ended	Period Ended   Period Ended	  (Inception) to	(Inception) to
April 30, 2003	April 30, 2002 April 30, 2003 April 30, 2002	April 30, 2003
--------------- -------------- -------------- ---------------	------------
Net
revenue
-				-			   -			   -				-
General and administrative expenses - other
211,191			23,504			1,032,978		31,854			1,160,343
General and administrative expenses - related party
86,947			-				158,713			-				158,713

Loss before provision for income taxes
(298,138)	    (23,504)	    (1,191,691)		(31,854)		(1,319,056)
	  Provision for income taxes
800				-				800				-				800

	Net loss
(298,938)		(23,504)		(1,192,491)		(31,854)		(1,319,856)

	Net loss available to common shareholders per
	  common share - basic and diluted
(0.03)			-				(0.11)			-				(0.13)

	Weighted average common shares  -  basic and diluted
11,051,876		8,687,079		10,669,048		8,635,714		9,977,872

	The accompanying notes are an integral part of the financial statements.

					Aegis Assessments, Inc.
				         (A Development Stage Company)
				        Statements of Shareholders' Deficit
					      (Unaudited)
	 For the Period from January 16, 2002 (Inception) to April 30,  2003

									Stock and 				  Deficit
									Options		Receivable	  Accumulated
						Additional	Issued for	From		  During the
Common		Common		Paid-In		For Future	Stock		  Development
Shares		Stock		Capital		Services	Subscription  Stage		  Total
------		------		----------	----------	------------  ----------- -----
Balance at January 16, 2002,
  inception
-			-			-			-			-			  -			  -

  Issuance of founders shares at
    the par value of $0.001 per
    share in February 2002
8,350,000	8,350		-			-			-			  -			  8,350

  Issuance  of common stock
    for the value of legal and
    consulting services provided
    at $0.01 per share in April
    2002
1,400,000	1,400		12,604		-			-			  -			 14,004

  Issuance of common stock
    for cash at $0.25 per share
    from May 2002 to July 2002
320,000		320			79,680		-			(30,000)	  -			 50,000

  Net loss for the period ended
    July 31, 2002
-			-			-			-			-		     (127,365) (127,365)

Balance at July 31, 2002
10,070,000	10,070		92,284		-		    (30,000)	 (127,365)	(55,011)

		The accompanying notes are an integral part of the financial statements.

					Aegis Assessments, Inc.
				         (A Development Stage Company)
				        Statements of Shareholders' Deficit
					      (Unaudited)
	 For the Period from January 16, 2002 (Inception) to April 30,  2003

									Stock and 				  Deficit
									Options		Receivable	  Accumulated
						Additional	Issued for	From		  During the
Common		Common		Paid-In		For Future	Stock		  Development
Shares		Stock		Capital		Services	Subscription  Stage		  Total
------		------		----------	----------	------------  ----------- -----
  Collection of receivable from
    stock subscription in August
    2002
-			-			-			-			30,000		  -			  30,000

  Issuance of common stock
    for cash at $0.25 per share in
    August 2002 and September
    2002
214,000		214			53,286		-			-			-			  53,500

  Issuance of common stock
    for cash at $0.25 per share in
    September 2002 to a related
    party
90,000		90			22,410		-			-			-			  22,500

  Issuance of 100,000 shares of
    common stock for software
    acquired based on the fair value
    of the stock of $1.00 per share in
    October 2002. This transaction
    was subsequently rescinded and
    the software returned to the
    vendor in December 2002
-			-			-			-			-			-			  -

	The accompanying notes are an integral part of the financial statements.

					Aegis Assessments, Inc.
				         (A Development Stage Company)
				        Statements of Shareholders' Deficit
					      (Unaudited)
	 For the Period from January 16, 2002 (Inception) to April 30,  2003

									Stock and 				  Deficit
									Options		Receivable	  Accumulated
						Additional	Issued for	From		  During the
Common		Common		Paid-In		For Future	Stock		  Development
Shares		Stock		Capital		Services	Subscription  Stage		  Total
------		------		----------	----------	------------  ----------- -----
  Issuance of common stock to
    a related party consultant for
    future services based upon
    the fair value of the stock of
    $1.00 per share in October
    2002
50,000		50			49,950		(50,000)	-			  -			  -

  Issuance of common stock to
    a consultant for future
    services based upon the fair
    value of the stock of $1.00
    per share in October 2002
150,000		150			149,850		(150,000)	-			  -			  -

  Issuance  of stock  options to
    a related party  consultant
    for future services  based
    upon a  stock option's  fair
    value  of $0.83 in October
    2002
-			-			187,065		(187,065)	-			  -			  -

		The accompanying notes are an integral part of the financial statements.

					Aegis Assessments, Inc.
				         (A Development Stage Company)
				        Statements of Shareholders' Deficit
					      (Unaudited)
	 For the Period from January 16, 2002 (Inception) to April 30,  2003

									Stock and 				  Deficit
									Options		Receivable	  Accumulated
						Additional	Issued for	From		  During the
Common		Common		Paid-In		For Future	Stock		  Development
Shares		Stock		Capital		Services	Subscription  Stage		  Total
------		------		----------	----------	------------  ----------- -----
  Issuance  of stock  options to
    a consultant for future
    services based upon a stock
    option's  fair value of $0.83
    in October 2002
-			-			124,710		(124,710)	-			  -			  -

  Amortization of the
    prepayment of future
    services for the quarter
    ended October 31, 2002
-			-			-			50,000		-			  -			  50,000

  Issuance  of stock  options to
    a consultant for future
    services based upon the
    stock option's  fair value  of
    $0.83 in November 2002
-			-			83,140		(83,140)	-			  -			  -

	The accompanying notes are an integral part of the financial statements.

					Aegis Assessments, Inc.
				         (A Development Stage Company)
				        Statements of Shareholders' Deficit
					      (Unaudited)
	 For the Period from January 16, 2002 (Inception) to April 30,  2003

									Stock and 				  Deficit
									Options		Receivable	  Accumulated
						Additional	Issued for	From		  During the
Common		Common		Paid-In		For Future	Stock		  Development
Shares		Stock		Capital		Services	Subscription  Stage		  Total
------		------		----------	----------	------------  ----------- -----
  Issuance  of common stock to
    a related party consultant
    for future services provided
    based upon the fair value of
    the stock at $1.00 per share
    in December 2002
50,000		50			49,950		(50,000)	-			  -			  -

  Issuance of common stock to
    a consultant for future
    services provided based
    upon the fair value of the
    stock at $1.00 per share in
    December 2002
5,000		5			4,995		-			-			  -			  5,000

The accompanying notes are an integral part of the financial statements.

					Aegis Assessments, Inc.
				         (A Development Stage Company)
				        Statements of Shareholders' Deficit
					      (Unaudited)
	 For the Period from January 16, 2002 (Inception) to April 30,  2003

									Stock and 				  Deficit
									Options		Receivable	  Accumulated
						Additional	Issued for	From		  During the
Common		Common		Paid-In		For Future	Stock		  Development
Shares		Stock		Capital		Services	Subscription  Stage		  Total
------		------		----------	----------	------------  ----------- -----
  The intrinsic value of the
    non-detachable conversion
    rights recognized at the date
    of issuance of the Series A
    8% Convertible Preferred
    Stock whose conversion
    terms were below the fair
    value
-			-			9,800		-			-			  -			  9,800

  Issuance  of common stock to
    satisfy accrued  officers
    compensation payable based
    upon the fair value of the
    stock at $1.00 per share in
    December 2002
104,000		104			103,896		-			-			  -			  104,00

		The accompanying notes are an integral part of the financial statements.

					Aegis Assessments, Inc.
				         (A Development Stage Company)
				        Statements of Shareholders' Deficit
					      (Unaudited)
	 For the Period from January 16, 2002 (Inception) to April 30,  2003

									Stock and 				  Deficit
									Options		Receivable	  Accumulated
						Additional	Issued for	From		  During the
Common		Common		Paid-In		For Future	Stock		  Development
Shares		Stock		Capital		Services	Subscription  Stage		  Total
------		------		----------	----------	------------  ----------- -----
  Issuance  of common stock as
    an inducement to  defer
    officer compensation
    payments based upon the
    fair value of the stock at
    $1.00 in January 2003
200,000		200			199,800		-			-			  -			 200,000

  Amortization of the
    prepayment of future
    services for the quarter
    ended January 31,  2003
-			-			-			325,758		-			  -			  325,75

  Issuance of common stock to
    a consultant  for future
    services based upon the fair
    value of the stock at $1.00
    per share in February 2003
100,000		100			99,900		(100,000)	-			  -			  -

	The accompanying notes are an integral part of the financial statements.

					Aegis Assessments, Inc.
				         (A Development Stage Company)
				        Statements of Shareholders' Deficit
					      (Unaudited)
	 For the Period from January 16, 2002 (Inception) to April 30,  2003

									Stock and 				  Deficit
									Options		Receivable	  Accumulated
						Additional	Issued for	From		  During the
Common		Common		Paid-In		For Future	Stock		  Development
Shares		Stock		Capital		Services	Subscription  Stage		  Total
------		------		----------	----------	------------  ----------- -----
  Issuance of common stock to
    consultants for future
    services based upon the fair
    value of the stock at $1.00
    per share in March 2003
108,571		109			108,462		(108,571)	-			  -			  -

  Issuance of stock options to
    an employee at an exercise
    price below fair value in
    March 2003
-			-			7,000		-			-			  -			  7,000

  Amortization of the
    prepayment of future
    services for the quarter
    ended April 30,  2003
-			-			-			195,414		-			  -			195,414

  Net loss  for the nine month
    period ended April 30, 2003
-			-			-			-			-		(1,192,491)	 (1,192,491)

Balance at April 30, 2003
11,141,571	11,142		1,346,498	(282,314)	-		(1,319,856)	  (244,530)

	The accompanying notes are an integral part of the financial statements.

				          Aegis Assessments, Inc.
	  					(A Development Stage Company)
				          Statements of Cash Flows
								(Unaudited)
			   For the Nine-Month Period Ended April 30, 2003,
		For the Period from January 16, 2002 (Inception) to  April 30,  2002 and
		  For the Period from January 16, 2002 (Inception) to  April 30,  2003

									For the					For the
				For the				Period From				Period From
				Nine-Month			January 16, 2002		January 16, 2002
				Period Ended		(Inception) to			(Inception) to
				April 30, 2003		April 30, 2002			April 30, 2003
				---------------		---------------			---------------
Cash flows used in operating activities:

  Net loss
				(1,192,491)			(31,854)				(1,319,856)
    Adjustments to  reconcile net loss to  net
      cash used for operating activities:

	Non-cash items included in the net
	  loss:
	    Issuance of common stock for
	      services - related party
				57,386				-						57,386
	    Issuance of common stock for
	      services - other
				454,643				22,354					476,997
	    The intrinsic value of non-
	      detachable conversion rights of the
	      Series A 8% preferred stock
				9,800				-						9,800
	    Issuance of stock options - related
	      party for services
				101,327				-						101,327
	    Issuance of stock options for
	      services - other
				169,816				-						169,816
	    Depreciation
				1,600				-						1,600
	Increase in liabilities:
	    Accounts payable and accrued
	      expenses
				10,425				9,500					26,625
	    Accrued expenses - related parties
				184,284				-						232,576

Net cash used in operating activities
				(203,210)			-						(243,729)

Cash flows used in investing activities:

    Payments to acquire property and equipment
				(48,219)			-						(48,219)

Net cash used in investing activities
				(48,219)			-						(48,219)

	The accompanying notes are an integral part of the financial statements.

				              Aegis Assessments, Inc.
	  					(A Development Stage Company)
				          Statements of Cash Flows
								(Unaudited)
			   For the Nine-Month Period Ended April 30, 2003,
		For the Period from January 16, 2002 (Inception) to  April 30,  2002 and
		  For the Period from January 16, 2002 (Inception) to  April 30,  2003

									For the					For the
				For the				Period From				Period From
				Nine-Month			January 16, 2002		January 16, 2002
				Period Ended		(Inception) to			(Inception) to
				April 30, 2003		April 30, 2002			April 30, 2003
				---------------		---------------			---------------
Cash flows provided by financing activities:

    Proceeds from issuance of preferred stock
				88,000				-						88,000
    Proceeds from issuance of common stock -
      related party
				22,500				-						22,500
    Proceeds from issuance of common stock
				53,500				-						133,500
    Proceeds from issuance of debenture - related
      party
				17,000				-						17,000
    Proceeds from issuance of notes payable -
      related parties
				36,000				-						36,000
    Stock subscriptions receivable
				30,000				-						-

Net cash provided by financing activities
				247,000				-						297,000

Net increase in cash and cash equivalents
				(4,429)				-						5,052

Cash and cash equivalents, beginning of
  period
				9,481				-						-

Cash and cash equivalents, end of period
				5,052				-						5,052

		The accompanying notes are an integral part of the financial statements.

				              Aegis Assessments, Inc.
	  					(A Development Stage Company)
				          Statements of Cash Flows
								(Unaudited)
			   For the Nine-Month Period Ended April 30, 2003,
		For the Period from January 16, 2002 (Inception) to  April 30,  2002 and
		  For the Period from January 16, 2002 (Inception) to  April 30,  2003

				Supplemental Disclosure of Cash Flow Information

									For the					For the
				For the				Period From				Period From
				Nine-Month			January 16, 2002		January 16, 2002
				Period Ended		(Inception) to			(Inception) to
				April 30, 2003		April 30, 2002			April 30, 2003
				---------------		---------------			---------------
Income taxes paid
				-					-						-
Interest paid
				-					-						-


				Supplemental Disclosure of Non-Cash Financing Activity


Issuance of 104,000 shares of common stock
  for conversion of accrued officer
  compensation
				104,000				-						104,000
Issuance of common stock for services - related party
				100,000				-						100,000
Issuance of common stock for services - other
				563,571				8,350					585,925
Issuance of common stock options for services - related party
				187,065				-						187,065
Issuance of common stock options for services - other
				214,850				-						214,850
Beneficial conversion feature on preferred stock
				9,800				-						9,800

	The accompanying notes are an integral part of the financial statements.

							Aegis Assessments, Inc.
						(A Development Stage Company)
				       Notes to the Financial Statements
						   (Unaudited)
				    As of April 30, 2003 and 2002 and
			For the Three-Month and Nine-Month Periods Ended April 30, 2003,
					For the Three-Month Period Ended April 30, 2002,
	  For the Period from January 16, 2002 (Inception) to  April 30,  2002  and
		For the Period from January 16, 2002 (Inception) to  April 30,  2003

1.	Summary of Significant Accounting Policies

	Development Stage Operations

Aegis Assessments, Inc. (a Development Stage Company) (the "Company") is a development stage company and has limited operating history with no revenues. The Company was incorporated under the laws of the State of Delaware on January 16, 2002. The Company is engaged in the development of a specialized emergency response system for law enforcement agencies at all levels and the U.S.
Department of Defense.

	Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the
Company as a going concern. However, the Company is subject to the risks and uncertainties associated with a new business, has no established source of revenue and has limited sources of equity capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the
Company with the ability to continue in existence:

Management intends to continue to raise additional financing through private equity financing or other means that it deems necessary, with a view to moving forward and sustain prolonged growth.

The Company has not as of yet negotiated with banks or other lending institutions, but the Company is anticipating an offering of common stock in the near future. The Company may not be able to arrange for loans or financings on favorable terms. The Company plans to continue to raise needed working capital from a variety of sources, including investors who are associates of the Company's management. There is no assurance that the Company will be successful in arranging for additional financing.

							Aegis Assessments, Inc.
						(A Development Stage Company)
				       Notes to the Financial Statements
						   (Unaudited)
				    As of April 30, 2003 and 2002 and
			For the Three-Month and Nine-Month Periods Ended April 30, 2003,
					For the Three-Month Period Ended April 30, 2002,
	  For the Period from January 16, 2002 (Inception) to  April 30,  2002  and
		For the Period from January 16, 2002 (Inception) to  April 30,  2003

1.	Summary  of Significant Accounting Policies, Continued

	Cash

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash.

	Interim Financial Statements

The accompanying financial statements include all adjustments
(consisting of only normal recurring
accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the audited financial statements for the period from inception on January 16, 2002 to July 31, 2002.

	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. The most significant estimates relate to the capitalization of development costs of the
Company's software and the valuation of the recoverability of those costs. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of April 30, 2003, the Company has 3,145,000 outstanding stock options, 17,600 shares of Series A convertible preferred stock that can be converted into 88,000 shares of common stock, and an 8% convertible debenture that can be converted into 17,000 shares of common stock (unaudited). The options, preferred stock, and

							Aegis Assessments, Inc.
						(A Development Stage Company)
				       Notes to the Financial Statements
						   (Unaudited)
				    As of April 30, 2003 and 2002 and
			For the Three-Month and Nine-Month Periods Ended April 30, 2003,
					For the Three-Month Period Ended April 30, 2002,
	  For the Period from January 16, 2002 (Inception) to  April 30,  2002  and
		For the Period from January 16, 2002 (Inception) to  April 30,  2003



1.	Summary  of Significant Accounting Policies, Continued

	Basic and Diluted Loss Per Share, Continued

debenture would have an anti-dilutive effect and, therefore, are not included in diluted loss per share.
Subsequent to April 30, 2003, the preferred stock and the related accrued 8% divided was converted into 90,100 shares of the Company's common stock.

	Property, Plant and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred.
When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

	Software development costs 		7 years
	Computer hardware and equipment  	7 years


	Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock
Issued  to Employees and complies with the disclosure provisions of  SFAS
No. 123, Accounting for
Stock-Based Compensation. Under APB No. 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the deemed fair value of the Company's shares over the employee's exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options. In most circumstances, the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized for these options issuances. Options or shares awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

							Aegis Assessments, Inc.
						(A Development Stage Company)
				       Notes to the Financial Statements
						   (Unaudited)
				    As of April 30, 2003 and 2002 and
			For the Three-Month and Nine-Month Periods Ended April 30, 2003,
					For the Three-Month Period Ended April 30, 2002,
	  For the Period from January 16, 2002 (Inception) to  April 30,  2002  and
		For the Period from January 16, 2002 (Inception) to  April 30,  2003

1.	Summary  of Significant Accounting Policies, Continued

	Stock-Based Compensation, Continued

Below is a summary of Aegis Assessments, Inc. employee stock option activity during the nine-month period ended April 30, 2003:

						Weighted
						Average			Exercise
						Shares			Price
						---------------		---------------
	Outstanding at July 31, 2002			2,900,000		$	0.17
	    Cancelled				(750,000)			(0.23)
	    Granted					520,000			0.89

	Outstanding at April 30, 2003			2,670,000		$	0.24

	Exercisable at April 30, 2003			1,970,000		$	0.17

	The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

						For the			For the			For the
						Three-Month		Three-Month		Nine-Month
						Period Ended		Period Ended		Period Ended
						April 30, 2003		April 30, 2002		April 30, 2003
						---------------		---------------		---------------
	Net loss, as reported
						(298,938)			(23,504)			(1,192,491)

	  Less: total stock-based employee
	    compensation expense determined
	    under fair value based method for all
	    awards, net of related tax effects
						82,611				-					182,139

	Pro forma net loss
						(381,549)			(23,504)			(1,374,630)

	Loss per share:

	Basic and diluted - as reported
						(0.03)				-					(0.11)

	Basic and diluted - pro forma
						(0.03)				-					(0.13)

							Aegis Assessments, Inc.
						(A Development Stage Company)
				       Notes to the Financial Statements
						   (Unaudited)
				    As of April 30, 2003 and 2002 and
			For the Three-Month and Nine-Month Periods Ended April 30, 2003,
					For the Three-Month Period Ended April 30, 2002,
	  For the Period from January 16, 2002 (Inception) to  April 30,  2002  and
		For the Period from January 16, 2002 (Inception) to  April 30,  2003

1.	Summary  of Significant Accounting Policies, Continued

	Stock-Based Compensation, Continued

						For the			For the
						Period From		Period From
						January 16, 2002		January 16, 2002
						(Inception) to		(Inception) to
						April 30, 2002		April 30, 2003
						---------------		---------------
	Net loss, as reported
						(31,854)			(1,319,856)

	  Less: total stock-based employee
	    compensation expense determined
	    under fair value based method for all
	    awards, net of related tax effects
						-					185,433

	Pro forma net loss
						(31,854)			(1,505,289)
	Loss per share:

	    Basic and diluted - as reported
						-					(0.13)

	    Basic and diluted - pro forma
						-					(0.15)

	Below is a summary of the Company's non-employee stock option activity during the nine-month period ended April 30, 2003:

						Weighted
						Average				Exercise
						Shares				Price
						---------------		---------------
	    Outstanding at July 31, 2002
						-					-

		Granted
						475,000				0.30

	    Outstanding at April 30, 2003
						475,000				0.30

	    Exercisable at April 30, 2003
						475,000				0.30

							Aegis Assessments, Inc.
						(A Development Stage Company)
				       Notes to the Financial Statements
						   (Unaudited)
				    As of April 30, 2003 and 2002 and
			For the Three-Month and Nine-Month Periods Ended April 30, 2003,
					For the Three-Month Period Ended April 30, 2002,
	  For the Period from January 16, 2002 (Inception) to  April 30,  2002  and
		For the Period from January 16, 2002 (Inception) to  April 30,  2003

1.	Summary  of Significant Accounting Policies, Continued

	Software Development

Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead.

Amortization of capitalized software development costs begins when the product is available for general release.

During the nine months ended April 30, 2003 the Company capitalized $19,142 for the development of its Aegis SafetyNet Software.

2.	Related-Party Transactions

	Accrued Expenses - Related Parties

During the period from January 16, 2002 (inception) to July 31, 2002, the Company was advanced
$22,792 for various expenses from its President and Chief Executive Officer ("CEO"). During the nine months ended April 30, 2003, the Company repaid $15,174, with an outstanding balance of
$7,618 at April 30, 2003.

During the period from January 16, 2002 (inception) to July 31, 2002, the Company was advanced
$1,500 for various expenses from its Secretary and Chief Operations Officer ("COO"). During the nine months ended April 30, 2003, the Company repaid $1,500.

During the quarter ended April 30, 2003, the Company was advanced $17,000 for expenses from its
Secretary and Chief Operations Officer.

During the nine months ended April 30, 2003, the Company has accrued wages payable to employees totaling $215,570, with an outstanding balance of $103,958 at April 30, 2003.

							Aegis Assessments, Inc.
						(A Development Stage Company)
				       Notes to the Financial Statements
						   (Unaudited)
				    As of April 30, 2003 and 2002 and
			For the Three-Month and Nine-Month Periods Ended April 30, 2003,
					For the Three-Month Period Ended April 30, 2002,
	  For the Period from January 16, 2002 (Inception) to  April 30,  2002  and
		For the Period from January 16, 2002 (Inception) to  April 30,  2003

2.	Related-Party Transactions, Continued

	Notes Payable - Related Parties

The Company entered into a promissory note in the amount of $28,000, dated August 14, 2002, with its CEO. The note bears interest at the rate of 8% per annum and is due on demand. The proceeds of this note were used for operating purposes. During the nine months ended April 30, 2003, the
Company accrued $1,680 for unpaid interest and is included in accounts payable and accrued expenses.

The Company entered into a promissory note in the amount of $10,000 dated August 14, 2002, with its COO. The Company has repaid $2,000 through April 30, 2003. The note bears interest at the rate of 8% per annum, is due on demand and the proceeds were used for operating purposes. During the nine months ended April 30, 2003, the Company accrued $550 for unpaid interest and is included in accounts payable and accrued expenses.

	8% convertible Debenture - Related Party

In February 2003 the Company issued $17,000 of 8% Convertible Debenture in a private placement for a principal amount of $17,000 to the brother of the Chief Executive Officer. The note is convertible at any time after March 28, 2003 at a conversion price of $1 per share. The note unsecured and is due and payable on February 1, 2004.

	Equity Transactions - Related Party

During August and September 2002, the Company through a private placement offering sold 90,000 shares of its common stock at $0.25 per share to a related party and received proceeds of $22,500.

During October 2002, the Company issued 50,000 shares to a related party, in exchange for future consulting services valued at the fair value per share of the Company's common stock ($1.00 per share) at the date of issuance.

During December 2002, the Company issued 50,000 shares to a related party, in exchange for future consulting services valued at the fair value per share of the Company's common stock ($1.00 per share) at the date of issuance.

							Aegis Assessments, Inc.
						(A Development Stage Company)
				       Notes to the Financial Statements
						   (Unaudited)
				    As of April 30, 2003 and 2002 and
			For the Three-Month and Nine-Month Periods Ended April 30, 2003,
					For the Three-Month Period Ended April 30, 2002,
	  For the Period from January 16, 2002 (Inception) to  April 30,  2002  and
		For the Period from January 16, 2002 (Inception) to  April 30,  2003

2.	Related-Party Transactions, Continued

	Equity Transactions - Related Party, Continued

During October 2002, the Company issued options to purchase 225,000 shares of the Company's common stock to a related party, exercisable at $0.30 per share during the exercise period from
January 1, 2003 to June 1, 2006. The fair value of the common stock on date of issuance was $1.00 per share. Using the Black-Scholes Option pricing model, total value of these options amounted to
$187,065, which will be amortized over the service period.

3.	Stock Transactions

	Preferred Stock

The Company initially had designated 10,000,000 of Series A and Series B preferred stock. As of
July 31, 2002, the Company rescinded this designation of the Series A and B preferred stock classes.
No shares were ever issued relating to these designated classes of the preferred stock.

On October 31, 2002, the Company designated a new series of preferred stock, Series A 8%
Convertible Preferred Stock ("Series A Preferred Stock"), with the designation for 200,000 shares.
Each share can be converted on a fractional basis of $5.00 per share plus any prorated 8% interest unpaid at the time of conversion into shares of common stock. The common stock will be issued at the lesser of either (i) $1.00 per share, or (ii) a price that equals 90% of the volume weighted average price of our common stock for the 5 trading days immediately preceding the date of conversion, but under this option, in no event shall the common stock be issued at less than $0.60 per share. In summary, the preferred shares will convert to common stock at a ratio of 5 to 1 unless the market value is less.

The issuance of the preferred shares is excluded from equity classification due to the potential right of rescission related to their issuance (Note 4). During the period from November 2002 to April 2003, the Company sold 17,600 shares of Series A Preferred Stock for $88,000.
The Company has
recognized an expense for the beneficial conversion feature in the current period of $9,800.

							Aegis Assessments, Inc.
						(A Development Stage Company)
				       Notes to the Financial Statements
						   (Unaudited)
				    As of April 30, 2003 and 2002 and
			For the Three-Month and Nine-Month Periods Ended April 30, 2003,
					For the Three-Month Period Ended April 30, 2002,
	  For the Period from January 16, 2002 (Inception) to  April 30,  2002  and
		For the Period from January 16, 2002 (Inception) to  April 30,  2003

3.	Stock Transactions, Continued

	Common Stock

In February 2002, the Company issued 10,000,000 shares of its common stock as founders' shares. In
July 2002, the Board of Directors determined that the Company had not received adequate consideration for 1,650,000 of the initial founders' shares and cancelled them. Those shares are not considered in the presentation of common shares outstanding. The remaining 8,350,000 founders' shares were valued at par value ($0.001 per share) amounting to $8,350.

In April 2002, the Company issued 400,000 shares of its common stock for legal services for $4,004, which was the value of services received by the Company.

In April 2002, the Company issued 1,000,000 shares of its common stock for consulting services for
$10,000, which was value of the services received by the Company.

During May, June and July 2002, the Company through a private placement offering sold 320,000 shares of its common stock at $0.25 per share for $80,000.
As of July 31, 2002, the Company had
received $50,000 of these proceeds. Subsequently, the Company received the remaining proceeds of
$30,000.

During August and September 2002, the Company through a private placement offering sold 214,000 shares of its common stock at $0.25 per share and received proceeds of $53,500.

During August and September 2002, the Company through a private placement offering sold 90,000 shares of its common stock at $0.25 per share to a related party and received proceeds of $22,500.

During October 2002, the Company issued 200,000 shares its common stock, which includes the issuance of 50,000 shares to a related party, in exchange for future consulting services valued at the fair value per share of the Company's common stock ($1.00 per share) at the date of issuance. As of April 30, 2003, the Company has recognized expense for $177,083 for the consulting services.

During October 2002, 100,000 shares of common stock were issued at $1.00 per share in exchange for software package acquired totaling $100,000, which was determined to be the fair value of the Company's common stock on the date of issuance (unaudited).
On December 27, 2002, the Company
rescinded the software purchase agreement, cancelled the 100,000 shares of common stock, which had previously been issued, and returned the RAD Tool computer software to Iocene Technology
Corporation.

							Aegis Assessments, Inc.
						(A Development Stage Company)
				       Notes to the Financial Statements
						   (Unaudited)
				    As of April 30, 2003 and 2002 and
			For the Three-Month and Nine-Month Periods Ended April 30, 2003,
					For the Three-Month Period Ended April 30, 2002,
	  For the Period from January 16, 2002 (Inception) to  April 30,  2002  and
		For the Period from January 16, 2002 (Inception) to  April 30,  2003

3.	Stock Transactions, Continued

	Common Stock, Continued

During December 2002, 55,000 shares of common stock were issued at $1.00 per share to consultants, which includes the issuance of 50,000 shares to a related party in exchange for expediting the development of the corporate website and for future services totaling $55,000, which was determined to be the fair value of the Company's common stock on the date of issuance. As of April 30, 2003, the Company has amortized and recorded an expense of $35,303.

During December 2002, 104,000 shares of common stock were issued, in lieu of cash compensation, to two officers at $1.00 per share in exchange for accrued compensation expense for prior services totaling $104,000, which was determined to be the fair value of the Company's common stock on the date of issuance.

During January 2003, 200,000 shares of common stock were issued to an employee at $1.00 per share as an inducement to extend compensation payments for past services and signing bonus totaling
$200,000, which was determined to be the fair value of the Company's common stock on the date of issuance. As of April 30, 2003, the Company has recorded an expense of $200,000.

In February 2003, 100,000 shares of common stock were issued to a consultant in exchange for future services totaling $100,000, based on $1.00 per share, which was the fair value of the Company's common stock on the date of issuance. As of April 30, 2003, the Company has recorded $50,000 of expense related to this transaction.

In March 2003, 108,571 shares of common stock were issued to consultants in exchange for future services totaling $108,571 based on $1.00 per share, which was the fair value of the Company's common stock on the date of issuance. As of April 30, 2003, the Company has recorded $49,643 of expense related to these transactions.

	Common Stock Options

The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to
Employees in accounting for its employee stock options.
Accordingly, no compensation expense is
recognized in the Company's financial statements related to options issued to employees because the exercise price of the Company's employee stock options equals the market price of the Company's common stock on the date of grant. For options issued to consultants, pursuant to SFAS No. 123, Accounting for Stock-Based Compensation the Company has recorded compensation costs based on the fair value at the grant date for its stock options.

							Aegis Assessments, Inc.
						(A Development Stage Company)
				       Notes to the Financial Statements
						   (Unaudited)
				    As of April 30, 2003 and 2002 and
			For the Three-Month and Nine-Month Periods Ended April 30, 2003,
					For the Three-Month Period Ended April 30, 2002,
	  For the Period from January 16, 2002 (Inception) to  April 30,  2002  and
		For the Period from January 16, 2002 (Inception) to  April 30,  2003

3.	Stock Transactions, Continued

	Common Stock Options, Continued

During April 2002, the Company issued 750,000 options to employees exercisable at $0.10 per share during the exercise period from January 1, 2003 to January 1, 2006. These options were subsequently cancelled by the Company (See Note 4).

During April 2002, the Company issued 1,500,000 options to employees exercisable at $0.10 per share during the exercise period from January 1, 2003 to January 1, 2006. The fair value of the common stock on date of issuance was $0.01 per share.

During July 2002, the Company issued 650,000 options to employees exercisable at $0.30 per share during the exercise period from June 1, 2003 to June 1, 2006.
The fair value of the common stock on
date of issuance was $0.25 per share.

During September 2002, the Company issued 300,000 options to officers/employees exercisable at
$0.30 per share during the exercise period from June 1, 2003 to June 1, 2006. The fair value of the common stock on date of issuance was $0.25 per share.

During September and October 2002, the Company issued an aggregate of 375,000 options to consultants, which includes 225,000 options to a related party, exercisable at $0.30 per share during the exercise period from January 1, 2003 to June 1, 2006.
The fair value of the common stock on date of issuance was $1.00 per share. Using the Black-Scholes Option pricing model, total value of these options amounted to $311,775, which will be amortized over the service period. During the nine months ended April 30, 2003, the Company recognized expense of $226,037 for options granted to these consultants.

During November 2002, the Company issued 100,000 options to a consultant, exercisable at $0.30 per share during the exercise period from February 15, 2003 to November 15, 2005. The fair value of the common stock on date of issuance was $1.00 per share. Using the Black-Scholes Option pricing model, total value of these options amounted to $83,140, which will be amortized over the service period. During the nine months ended April 30, 2003, the Company amortized and recorded an expense of $38,106 for options granted to this consultant.

During January 2003, the Company issued to an employee 150,000 options to purchase 150,000
shares of common stock at $1.10 per share during an exercise period which begins on June 1, 2003 and expires on June 1, 2006. The fair value of the common stock on the date of issuance was $1.00 per share.

							Aegis Assessments, Inc.
						(A Development Stage Company)
				       Notes to the Financial Statements
						   (Unaudited)
				    As of April 30, 2003 and 2002 and
			For the Three-Month and Nine-Month Periods Ended April 30, 2003,
					For the Three-Month Period Ended April 30, 2002,
	  For the Period from January 16, 2002 (Inception) to  April 30,  2002  and
		For the Period from January 16, 2002 (Inception) to  April 30,  2003

3.	Stock Transactions, Continued

	Common Stock Options, Continued

During January 2003, the Company issued to an employee 10,000 options to purchase 10,000 shares of common stock at $0.30 per share during an exercise period which begins on January 1, 2003 and terminates on January 1, 2006.

During March 2003, the Company issued options to an employee to purchase 50,000 shares of common stock at $1.00 per share during an exercise period which begins on March 30, 2003 and terminates on March 30, 2006. The fair value of the common stock on date of issuance was $1.00 per share.

During March 2003, the Company issued options to an employee to purchase 10,000 shares of common stock at $0.30 per share during an exercise period through January 1, 2006. The fair value of the common stock on date of issuance was $1.00 per share.
The Company recorded $7,000 of
expense related to the issuance of these shares.

							Aegis Assessments, Inc.
						(A Development Stage Company)
				       Notes to the Financial Statements
						   (Unaudited)
				    As of April 30, 2003 and 2002 and
			For the Three-Month and Nine-Month Periods Ended April 30, 2003,
					For the Three-Month Period Ended April 30, 2002,
	  For the Period from January 16, 2002 (Inception) to  April 30,  2002  and
		For the Period from January 16, 2002 (Inception) to  April 30,  2003

4.	Commitments and Contingencies

	.

	Preferred Stock

From November 2002 through January 2003, the Company sold 17,600 shares of its Series A 8% convertible preferred stock. A question arose as to the propriety of the Company's reliance upon a section of the Securities Act of 1933 that the Series A 8% convertible preferred stock was exempt from registration. The potential consequence of the shares not being subject to the exemption was a right of rescission by each investor amounting to the total of their investment. The Series A 8% convertible preferred stock due to the potential right of rescission caused the shares to assume characteristics of debt and have been presented between debt and shareholders' deficit on the balance sheet. Subsequent to April 30, 2002, all of the outstanding shares of the Company's Series A 8% convertible preferred stock was converted into 90,100 shares of common stock, thereby eliminating the potential right of rescission.

							Aegis Assessments, Inc.
						(A Development Stage Company)
				       Notes to the Financial Statements
						   (Unaudited)
				    As of April 30, 2003 and 2002 and
			For the Three-Month and Nine-Month Periods Ended April 30, 2003,
					For the Three-Month Period Ended April 30, 2002,
	  For the Period from January 16, 2002 (Inception) to  April 30,  2002  and
		For the Period from January 16, 2002 (Inception) to  April 30,  2003
5.	Income Taxes

Reconciliation of the effective tax rate to the U.S. statutory rate for the three-month and nine-month periods ended April 30, 2003, the three month period ended
April 30, 2002, the period from January
16, 2002, (inception) to April 30, 2003.

					For the									For the
					Three-Month and		For the				Period From
					Nine-Month			Three-Month			January 16, 2002
					Periods Ended		Period Ended		(Inception) to
					April 30, 2003		April 30, 2002		April 30, 2003
					---------------		---------------		---------------
Tax expense at U.S. statutory rate
					34.00%				34.00%				34.00%
Valuation allowance
					(34.00)				(34.00)				(34.00)

Effective income tax rate
					-					-					-


ITEM  2.   PLAN OF OPERATION.

Development of the Company

Company Background
We were founded in January 2001 to provide vulnerability assessments and emergency communications systems to schools and government facilities. Our goal was to improve public safety emergency communications and allow seamless communication between police, fire and emergency medical personnel responding to an emergency at a school or other government facility. Unfortunately, prior to September 11, 2001, there were limited funds available in school budgets for emergency communications systems. As we developed our system, the Aegis SafetyNet(TM), it became apparent that there were significant law enforcement, military and commercial security applications for this system. Our focus is now on developing these applications.
We incorporated the
business on January 16, 2002 as a Delaware corporation.
Our principal business
address is 4100 Newport Place, Suite 660, Newport Beach, California 92660. Our telephone number is 877.718.7599.

Our Business
Aegis develops leading edge wireless and security technologies for the U.S. Government, law enforcement, and private corporations for Homeland Security applications. Our goal is to be the standard in secure interoperable communication systems that improve emergency response capabilities.
The terrorist attacks on our
country have made homeland defense a national priority.
However, there are glaring
deficiencies in our national preparedness, specifically communications systems available to police, fire fighters and emergency medical personnel.
Our patent-pending wireless
communication solution, the Aegis SafetyNet(TM), operates on a secure wireless network and functions as a collaborative hub and information sharing platform providing high-speed video, audio, and data communication in any type of emergency.
The benefits of
building a first responder communications capability are immediate and widespread - making the nation safer from terrorist attacks while also bolstering everyday response capabilities. The Aegis SafetyNet(TM) meets this need and will be used by first responders in their day-to-day operations.

Our Products
Aegis has developed two patent-pending products, the SafetyNet(TM) Mobile Command
Post (MCP) for first responders, and the Caleb(TM)
Remote Reconnaissance System (RSS)
for military applications.

Our Customers
Our system has law enforcement, military, and commercial security applications.

The Los Angeles County Sheriff's Department and the
Los Angeles Police Department
have requested immediate delivery of several Aegis
SafetyNet(TM) MCPs for field testing
and evaluation. Successful field testing will lead to the purchase and implementation of the SafetyNet(TM) system throughout Southern California.
We have strong Congressional
support for a $50M proposal to the Department of Homeland Security which will allow these agencies to purchase the MCPs.
In addition, we will assist these agencies in preparing and submitting for the numerous block grants currently available to fund the purchase of our MCPs.

The United States Special Operations Command (USSOCOM) has agreed to purchase our Caleb(TM) RRS to test and evaluate for deployment throughout its special operations units. In May the Deputy Chief of Staff for Force Development and Integration for USSOCOM nominated the Caleb(TM) system for inclusion in the Special Operations Special Technology (SOST) program for funding in FY04.

Our plan of operation for the next twelve months

Sales and Marketing
The primary markets for the SafetyNet(TM) MCP system are
(i) first responders, (ii)
military applications, and (iii) commercial applications.

Marketing to first responders. Last year, the federal government mounted a massive homeland security effort at the same time the commercial technology market was collapsing. After a delay of over a year, federal funding for homeland security is finally being allocated to specific cities across the United States.

While we have successfully demonstrated our products to local law enforcement agencies, it is clear that marketing to first responders means marketing to the
Department of Homeland Security (DHS), because states and counties simply do not have money available for homeland security communications.

Our current marketing activities to DHS.
With the assistance of Congressmen Chris
Cox and David Dreier, and with the support of the Los Angeles County Sheriff's Department and the Los Angeles Police Department, we are working closely with the DHS pursuant to Parts 15 and 16 of the Federal
Acquisition Regulations. Specifically,
we have submitted a proposal for a fixed price contract as a unique service provider.
The initial funding request is $50M, with $5M allocated for a pilot training project in Los Angeles and Orange Counties which would expand to Riverside and San
Bernardino Counties over the next 24 months.
We are working directly with Homeland
Security Headquarters Procurement for small business regarding this proposal.

Military applications. We have successfully demonstrated the phase II prototype of our core product to U.S. Army Special Operations Command
(USSOCOM) and, pursuant
to their specifications, have developed a military version which will be used as a remote reconnaissance system for special operations.
USSOCOM has agreed to purchase our
Caleb(TM) RRS to test and evaluate for deployment throughout its special operations units.
In May the Deputy Chief of Staff for Force Development and Integration for
USSOCOM nominated our system for inclusion in the Special Operations Special
Technology (SOST) program for funding in FY04.

Our sales and marketing activities to USSOCOM.
USSOCOM has agreed to purchase
our Caleb(TM) RRS to test and evaluate for deployment throughout its special operations units. We have been informed that USSOCOM has been funded $17M for acquisition of such a system.

Commercial applications. The commercial applications for our system are extensive
(for example, a private security company may use our system to provide crowd control and security at special events such as outdoor concerts where no existing infrastructure exists.) We have developed major channel partners to distribute our system for commercial applications in the private security industry.
We are a member of the
Security Industry Association and its president, Joseph Grillo, sits on our Board of Directors. We have been approached by Smith & Wesson to co-brand a commercial application of our Aegis SafetyNet(TM) Mobile Command
Post under the Smith & Wesson
Advanced Technologies (SWAT(TM)) brand. Smith & Wesson, while specializing in firearm manufacture and distribution, has formed SWAT(TM) to introduce new proprietary information technology products to law enforcement agencies across the United States.

Results of Operations. We have no revenues and minimal assets and we have incurred losses since our inception. To date we have relied on the sale of our equity securities and on loans from our officers to fund our operations.

Liquidity and capital resources. We were incorporated on January 16, 2002. Since our inception, two of our officers and directors, Eric
Johnson and Richard Reincke, have paid
many of the expenses incurred by the company and have also partially deferred their salaries. However, we have not received any commitments or guarantees from Mr.
Johnson, Mr. Reincke or any of our other officers or directors to fund any additional capital needs we may have in the future. Our other material cash expenditures have been general and administrative expenses, legal and accounting expenses, equipment purchases, employee expenses and office lease expenses.

>From inception (January 16, 2002) to April 30, 2003 we accumulated a total deficit of $244,530. We expect that deficit to continue to increase during the next quarter as we incur legal and accounting expenses incidental to our reporting obligations as a public company. Moreover, our accountants have expressed concern that we will not be able to continue as a going concern because we have not yet established a source of revenues.
During the next three months we intend to raise additional financing through private equity financing. Moreover, although we have been informed that USSOCOM intends to buy two Aegis SafetyNet(TM) Mobile Command Posts for testing and evaluation purposes, we currently do not know how quickly we can negotiate our first contract with
USSOCOM, or what payment and delivery terms might be, or if the sale will be completed in a timely manner, or at all.

During the three-month period ended April 30, 2003, we had $5,052 in cash resources, as compared with $9,481 in cash and a stock subscription receivable of $30,000 during the equivalent period ended April 30, 2002.
We are currently preparing a private placement of equity interest in the company to raise capital to begin manufacturing our Aegis
SafetyNet(TM) Mobile Command Posts. However, at this time no one has subscribed for any of those units of equity interest.

Our general and administrative expenses for the three-month period ended April 30, 2003 was $298,938, as compared to $23,504 for the three-month period ended April 30, 2002.
The increase was the result of an increase in the number of employees and consultants, as well as increased office expenses. Our general and administrative expenses for the nine-month period ended April 30, 2003 increased to $1,192,491 from the $31,854 we incurred during the period from inception (January 16, 2002) to April 30, 2002, again resulting from an increase in the number of employees and consultants, as well as increased office expenses.

Our net loss from operating activities for the nine-month period ended April 30, 2003 was $1,192,491, an increase from the $31,854 loss from operating activities during the period from January 16, 2002 (inception) to
April 30, 2002. This increase was a result of our increased activities developing our Mobile
Command Post and the software
embedded in the Mobile Command Post during this period. During the nine-month period ended April 30, 2003 we paid $48,219 to acquire property and equipment. During the period from January 16, 2002 to April 30, 2002, we had not spent any funds to acquire property or equipment.

Our total assets at April 30, 2003 increased to $51,671, from $39,481 during the equivalent three-month period ended April 30, 2002.
Other than cash, our assets are
property and equipment, net of accumulated depreciation.
We capitalized $19,142 for the
development of our Aegis SafetyNet(TM) software during the nine month period ended
April 30, 2003 because we believe that the technological feasibility of our software has been established by successful testing and demonstrations.

Our accounts payable and accrued expenses increased from $16,200 during the three-month period ended April 30, 2002 to $26,625 during the three-month period ended April
30, 2003. This increase was the result of professional fees incurred due to our reporting obligations under the Securities Exchange Act of 1934.
Another significant increase in
accrued expenses, from $48,292 at April 30, 2002 to $128,576 at April 30, 2003,
occurred because of accrued compensation to employees.
At April 30, 2003 we owed an
8% debenture for the principal amount of $17,000 payable to the holder, Lars Johnson, a consultant to the Company and the brother of our chief executive officer. On or about
May 21, 2003, Lars Johnson converted that debenture into a total of 17,510 shares of our common stock.

We believe that we need to raise approximately $1,500,000 over the next twelve months to fully fund our business plan. We do not have any commitments for the $1,500,000 we will need to fully implement our business plan over the next 12 months. We are attempting to raise such funds through a private equity offering. We may also attempt to raise the necessary funds through entering into strategic business relationships or from venture capital resources.

We are also attempting to raise funds by applying for government grants. We have submitted grant applications to the National Institute of Justice and to the Center for Commercialization of Advanced Technologies (CCAT). The
National Institute of Justice
(NIJ), a component of the Department of Justice's Office of Justice Programs, provides technology assistance to state and local criminal justice and public safety agencies by undertaking technology projects that address a broad range of law enforcement needs.
CCAT provides funding for new technologies with commercial applications.

The NIJ typically funds projects that involve applied research, development, analysis, evaluation of technologies or their implementation, and the demonstration of technologies with the intent to achieve the commercial application of those technologies within criminal justice and public safety agencies. We have been approved to apply for a science and technology grant under this program and submitted our first grant application to the NIJ on April 2, 2003. However, there is no guarantee that we will be able to secure a grant although we believe that we qualify for such a grant.

On June 9, 2003 we were contacted by the CCAT
Program Director and informed that
our application was being reviewed by a team of 6 subject matter experts. The review period ends June 16, 2003 and the CCAT team will meet later that week to select the applications that will advance to the final evaluation.

Moreover, as referenced above, the Deputy Chief of Staff for Force Development and
Integration for USSOCOM has nominated our system for inclusion in the Special
Operations Special Technology (SOST) program for fiscal
2004. We have not currently
been provided any further information regarding timelines or other requirements for
SOST funding, and there can be no assurance that we will receive a SOST grant.

As referenced above, we have also submitted a proposal to the Department of Homeland
Security (DHS) as a unique service provider pursuant to Parts 15 and 16 of the Federal
Acquisition Regulations. We are currently submitting additional budget information to the DHS and the documents necessary to comport with the Federal Acquisition
Regulations requirements for such proposals. We have no indication of the time period which will elapse while the DHS considers our proposal, or if it will ultimately be approved or funded.

We have not obtained any government contracts at the present time nor do we have any commitments for the funds we will need to fully implement our business plan over the next 12 months. We cannot guarantee that we will be able to raise any additional funds over the next 12 months.

Substantial Doubt About Our Viability as a Going Concern.
Our financial statements
have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have no revenues and minimal assets and we have incurred losses since our inception. To date we have relied solely on loans from shareholders and officers and the sale of our equity securities to fund our operations. Our general business strategy is unproven, and we are not generating revenues; however, we continue to incur legal, accounting, and other business and administrative expenses. Our auditor has therefore recognized that there is substantial doubt about our ability to continue as a going concern.

Employees.  We currently have 4 full-time employees.
In addition to our full-time
employees, we have consultants who currently provide administrative and advisory services similar to those which would be provided by part-time employees. We have also entered into consulting agreements to obtain counsel and services relating to marketing, product development, financial matters, media relations and business development.
Copies of consulting agreements and officers' employment agreements have been filed as exhibits to our registration statement on Form SB-2 filed with the Securities and
Exchange Commission on October 9, 2002 and subsequent amendments thereto.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
As of the date of this
quarterly report, we believe our disclosure controls and procedures are very effective.

(b) Changes in internal controls. There were not any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to
the date of our most recent evaluation.


                                  PART II - OTHER INFORMATION

ITEM  1.    LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. We intend to institute legal action to recover certain cancelled share certificates, as specified more completely in Footnote 5 to our financial statements.

ITEM  2.    CHANGES IN SECURITIES.

On February 1, 2003, we received $17,000 from the sale of convertible debentures. The terms of those debentures provided that interest accrued on the unpaid principal amount due and payable pursuant to the provisions of the debenture commencing on the date of the debenture continued at an annual rate equal to eight percent (8%). Interest was due and payable on that date which is exactly twelve (12) months after the execution date of the debenture. The holder of the debenture had the right at any time on or after March 28, 2003, to convert all or any portion of the principal indebtedness evidenced by the debenture into fully paid and nonassessable shares of $.001 par value common stock of the Company. On May 21, 2003, the holder of those debentures, Lars Johnson, a consultant to the Company and the brother of its chief executive officer, converted those debentures into a total of 17,510 shares of our common stock.

On February 1, 2003 we entered into a consulting agreement for accounting and bookkeeping services with David Smith. The agreement allowed us to issue Mr. Smith
100,000 shares of our common stock in lieu of cash for his services. On or about
February 28, 2003, we issued Mr. Smith the 100,000 shares.
Specifically, David Smith
has agreed to provide us with bookkeeping and other corporate record keeping services related to our financial affairs, as well as preparation of financial projections. The shares were granted in a transaction which we believe satisfied the requirements of the exemption from the registration and prospectus delivery requirements of the Securities
Act of 1933 specified by the provisions of
Section 4(2) because Mr. Smith had a pre-existing relationship with Eric Johnson, an officer and director of the company, and possessed the requisite business acumen and information which would permit the issuance of the shares.

On March 19, 2003 we entered into an employment agreement with Richard C. Grosser, our new chief technology officer. His employment agreement specifies that he will receive options to purchase 50,000 shares of our common stock at $1.00 per share in lieu of cash for his services during the first 60 days of the agreement. The shares were granted in a transaction which we believe satisfied the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 specified by the provisions of Section 4(2) because Mr. Grosser had a pre-existing relationship with Eric Johnson, an officer and director of the company, and possessed the requisite business acumen and information which would permit the issuance of the shares.

On March 28, 2003, we entered into a consulting agreement with Michael McBride. His consulting agreement specifies that he will consult with us regarding the development and implementation of our Aegis SafetyNet(TM) system in the greater Seattle, Washington area; identify companies as potential technology development partners for our system;
arrange for financing and bank credit lines; contact government agencies to promote the use of our technologies; and provide, at his own expense, physical office facilities located in Seattle, Washington. His consulting agreement specifies that he will receive 78,751 shares of our common stock in lieu of cash compensation. The shares were granted in a transaction which we believe satisfied the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 specified by the provisions of Section 4(2) because Mr. McBride is one of our shareholders and had a pre-existing relationship with Eric Johnson, an officer and director of the company, and possessed the requisite business acumen and information which would permit the issuance of the shares.

On May 15, 2003, we entered into a consulting agreement with Robert Bean, an expert in the fields of security and counter-terrorism. Mr. Bean was granted options to purchase
50,000 shares of our common stock at an exercise price of $1.00 per share with an exercise period that begins May 15, 2003 and terminates on May 15, 2006. The options were granted pursuant to the Aegis Assessments, Inc. 2002
Stock Option Plan. Mr. Bean
qualified to participate in the plan as a consultant to the Company.

ITEM  3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM  5.     OTHER  INFORMATION.

None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K

We filed a report on Form 8-K on March 19, 2003 specifying that the company had entered into an employment agreement with Richard C. Grosser, our new chief technology officer. A copy of that agreement was filed as exhibit 10.11 to our last quarterly report.

We filed a report on April 17, 2003 specifying that the company had entered into a consulting agreement with Michael McBride. A copy of that agreement was filed as an exhibit to the current report.

We filed a report on June 10, 2003, specifying a change in auditors from Stonefield
Josephson, Inc. to Kelly & Company.

Exhibits  Required  by  Item  601  of  Regulation  S-B

Exhibit No.


3.1		Amended and Restated Certificate of Incorporation*

3.2		Bylaws*

4. 	    Instruments Defining Rights of Security Holders (not applicable)

5.		Opinion Re: legality*

8.		Opinion Re: tax matters (not applicable)

10.1		Employment agreement with chief executive officer Eric Johnson*

10.2		Employment agreement with chief operating officer Richard Reincke*

10.3	         	Consulting agreement with Joseph Grillo*

10.4	           	Consulting agreement with Robert Alcaraz*

10.5	           	Employment agreement with Robert Alcaraz*

10.6	           	Stock option plan*

10.7	                 Consulting Agreement with Gus Shouse***

10.8	                 Consulting Agreement with Lars Johnson***

10.9	                 Consulting Agreement with David Smith***

10.10	                 Addendum to Robert Alcaraz Employment Agreement***

10.11	                 Employment Agreement with Richard C. Grosser****

11.	                 Statement Re: computation of per share earnings (loss)**

15.		Letter on unaudited interim financial information

       *Previously filed as exhibits to our Registration Statement on
		Form SB-2 filed October 9, 2002.
     **Included in financial statements
   ***Included as exhibits to Amendment No. 4 to our registration
	  statement filed on February 19, 2003.
**** Filed as an exhibit to our last quarterly report.


                                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEGIS ASSESSMENTS, INC.

     By:    /s/  Richard Reincke
	secretary, principal financial officer, principal accounting officer and chief operating officer

     Date:     June 15, 2003


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and have:

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

Date: June 15, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and have:

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


Date: June 15, 2003

/s/ Richard Reincke
----------------------
Richard Reincke
Secretary and Chief Financial Officer