Form 10QSB/A
period 2003-04-30
AEGIS ASSESSMENTS INC
filed 2003-06-19
CIK 1183075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)
[X]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF  1934   For  the  quarterly  period  ended  April 30, 2003
                                                            --------------
[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
EXCHANGE  ACT
     For the transition period from           to
                                   -----------  ------------.

     Commission file number 000-50213


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


             4100 Newport Place, Suite 660, Newport Beach, CA 92660
             ------------------------------------------------------
                    (Address of principal executive offices)

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






Condensed Financial Statements:

  Balance Sheets............................................................. 1

  Statements  of  Operations for the Three-Month and Nine-Month
    Periods Ended April 30, 2003, for the Three-Month Period Ended
    April 30, 2002, for the Period from January 16, 2002 (Inception) to
    April 30,  2002  and for the Period from January 16, 2002
    (Inception) to  April 30,  2003.......................................... 2

  Statements  of Shareholders' Deficit for the Period from January 16,
    2002 (Inception) to  April 30,  2003 .................................... 3

  Statements  of Cash Flows for the  Nine-Month Period Ended April
    30, 2003,  for the Period from January 16, 2002 (Inception) to  April
    30,  2002  and for the Period from January 16, 2002 (Inception) to
    April 30,  2003 ........................................................ 11

Notes to  Condensed Financial Statements ................................... 14

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



                                                                                                    For the         For the
                                                   For the        For the        For the          Period From       Period From
                                                   Three-Month    Three-Month    Nine-Month       January 16, 2002  January 16, 2002
                                                   Period Ended   Period Ended   Period Ended    (Inception) to    (Inception) to
                                                   April 30, 2003 April 30, 2002 April 30, 2003   April 30, 2002    April 30, 2003
                                                   -------------- -------------- ---------------- ----------------  ---------------
Net revenue                                                     -              -                -                -                -
  General and administrative expenses - other      $      211,191 $       23,504 $      1,032,978 $         31,854  $     1,160,343
  General and administrative expenses - related
  party                                                    86,947              -          158,713                -          158,713

Loss before provision for income taxes                  (298,138)        (23,504)      (1,191,691)         (31,854)      (1,319,056)
  Provision for income taxes                                  800              -              800                -              800

Net loss                                           $    (298,938) $      (23,504)$     (1,192,491) $       (31,854)  $   (1,319,856)

Net loss available to common shareholders per
  common share - basic and diluted                 $       (0.03)              - $          (0.11)               -   $        (0.13)

Weighted average common shares  -  basic and
  diluted                                              11,051,876      8,687,079        10,669,048       8,635,714        9,977,872


    The accompanying notes are an integral part of the financial statements.

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
                                   (Unaudited)
       For the Period from January 16, 2002 (Inception) to April 30, 2003


                                                                           Stock and                        Deficit
                                                                             Options        Receivable      Accumulated
                                                             Additional    Issued for          From         During the
                                       Common     Common      Paid-In      For Future          Stock        Development
                                       Shares     Stock       Capital       Services        Subscription       Stage       Total
                                     ----------  ---------   ----------    -----------     -------------    -----------  ---------
Balance at January 16, 2002,
  inception                                   -          -            -              -                 -              -          -

  Issuance of founders shares at
    the par value of $0.001 per
    share in February 2002            8,350,000      8,350            -              -                 -              -      8,350

  Issuance  of common stock
    for the value of legal and
    consulting services provided
    at $0.01 per share in April
    2002                              1,400,000      1,400       12,604              -                 -              -     14,004

  Issuance of common stock
    for cash at $0.25 per share
    from May 2002 to July 2002          320,000        320       79,680              -      $    (30,000)             -     50,000

  Net loss for the period ended
    July 31, 2002                             -          -            -              -                 -       (127,365)  (127,365)

Balance at July 31, 2002             10,070,000     10,070       92,284              -           (30,000)      (127,365)   (55,011)


    The accompanying notes are an integral part of the financial statements.

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
                                   (Unaudited)
       For the Period from January 16, 2002 (Inception) to April 30, 2003

                                                                           Stock and                        Deficit
                                                                           Options         Receivable       Accumulated
                                                             Additional    Issued for      From             During the
                                        Common     Common    Paid-In       For Future      Stock            Development
                                        Shares     Stock     Capital       Services        Subscription     Stage           Total
                                        -------    -------   ----------    -----------     -------------    -----------    -------
  Collection of receivable from
    stock subscription in August
    2002                                         -        -            -             -    $       30,000              -     30,000

  Issuance of common stock
    for cash at $0.25 per share in
    August 2002 and September
    2002                                   214,000      214       53,286             -                 -              -     53,500

  Issuance of common stock
    for cash at $0.25 per share in
    September 2002 to a related
    party                                   90,000       90       22,410             -                 -              -     22,500

  Issuance of 100,000 shares of
    common stock for software
    acquired based on the fair value
    of the stock of $1.00 per share in
    October 2002. This transaction
    was subsequently rescinded and
    the software returned to the
    vendor in December 2002                      -        -            -             -                 -              -          -


    The accompanying notes are an integral part of the financial statements.

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
                                   (Unaudited)
       For the Period from January 16, 2002 (Inception) to April 30, 2003

                                                                             Stock and                         Deficit
                                                                              Options       Receivable       Accumulated
                                                              Additional     Issued for     From            During the
                                        Common     Common      Paid-In      For Future      Stock            Development
                                        Shares     Stock       Capital        Services      Subscription        Stage       Total
                                      ----------  ----------  ----------    -----------     -------------    -----------  ---------
  Issuance of common stock to
    a related party consultant for
    future services based upon
    the fair value of the stock of
    $1.00 per share in October
    2002                                  50,000         50       49,950        (50,000)               -              -          -

  Issuance of common stock to
    a consultant for future
    services based upon the fair
    value of the stock of $1.00
    per share in October 2002            150,000        150      149,850       (150,000)               -              -          -

  Issuance  of stock  options to
    a related party  consultant
    for future services  based
    upon a  stock option's  fair
    value  of $0.83 in October
    2002                                       -        -        187,065       (187,065)               -              -          -


    The accompanying notes are an integral part of the financial statements.

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
                                   (Unaudited)
       For the Period from January 16, 2002 (Inception) to April 30, 2003

                                                                           Stock and                        Deficit
                                                                           Options         Receivable       Accumulated
                                                             Additional    Issued for      From             During the
                                        Common     Common    Paid-In       For Future      Stock            Development
                                        Shares     Stock     Capital       Services        Subscription     Stage          Total
                                        -------    -------   ----------    -----------     -------------    -----------    -------
  Issuance  of stock  options to
    a consultant for future
    services based upon a stock
    option's  fair value of $0.83
    in October 2002                           -          -      124,710       (124,710)                -              -          -

  Amortization of the
    prepayment of future
    services for the quarter
    ended October 31, 2002                    -          -            -         50,000                 -              -     50,000

  Issuance  of stock  options to
    a consultant for future
    services based upon the
    stock option's  fair value  of
    $0.83 in November 2002                    -          -       83,140        (83,140)                 -              -          -


    The accompanying notes are an integral part of the financial statements.

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
                                   (Unaudited)
       For the Period from January 16, 2002 (Inception) to April 30, 2003

                                                                           Stock and                        Deficit
                                                                           Options         Receivable       Accumulated
                                                             Additional    Issued for      From             During the
                                        Common     Common    Paid-In       For Future      Stock            Development
                                        Shares     Stock     Capital       Services        Subscription     Stage          Total
                                        -------    -------   ----------    -----------     -------------    -----------  ---------
  Issuance  of common stock to
    a related party consultant
    for future services provided
    based upon the fair value of
    the stock at $1.00 per share
    in December 2002                    50,000         50       49,950        (50,000)                 -              -          -

  Issuance of common stock to
    a consultant for future
    services provided based
    upon the fair value of the
    stock at $1.00 per share in
    December 2002                         5,000         5        4,995              -                  -              -  $   5,000


    The accompanying notes are an integral part of the financial statements.

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
                                   (Unaudited)
       For the Period from January 16, 2002 (Inception) to April 30, 2003

                                                                            Stock and                     Deficit
                                                                             Options      Receivable      Accumulated
                                                             Additional    Issued for     From            During the
                                       Common    Common       Paid-In       For Future    Stock           Development
                                       Shares    Stock        Capital        Services     Subscription    Stage           Total
                                      ---------  ---------   ----------    -----------    -------------   -----------    --------
  The intrinsic value of the
    non-detachable conversion
    rights recognized at the date
    of issuance of the Series A
    8% Convertible Preferred
    Stock whose conversion
    terms were below the fair
    value                                     -          -   $    9,800              -                -             -  $    9,800

  Issuance  of common stock to
    satisfy accrued  officers
    compensation payable based
    upon the fair value of the
    stock at $1.00 per share in
    December 2002                       104,000  $     104      103,896              -                -             -     104,000


    The accompanying notes are an integral part of the financial statements.

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
                                   (Unaudited)
       For the Period from January 16, 2002 (Inception) to April 30, 2003

                                                                           Stock and                        Deficit
                                                                           Options         Receivable       Accumulated
                                                             Additional    Issued for      From             During the
                                        Common     Common    Paid-In       For Future      Stock            Development
                                        Shares     Stock     Capital       Services        Subscription     Stage          Total
                                        -------    -------   ----------    -----------     -------------    -----------    -------
  Issuance  of common stock as
    an inducement to  defer
    officer compensation
    payments based upon the
    fair value of the stock at
    $1.00 in January 2003                  200,000 $    200 $    199,800             -                 -              - $  200,000

  Amortization of the
    prepayment of future
    services for the quarter
    ended January 31,  2003                      -        -            - $     325,758                 -              -    325,758

  Issuance of common stock to
    a consultant  for future
    services based upon the fair
    value of the stock at $1.00
    per share in February 2003             100,000      100       99,900     (100,000)                 -              -          -


    The accompanying notes are an integral part of the financial statements.

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
                                   (Unaudited)
       For the Period from January 16, 2002 (Inception) to April 30, 2003

                                                                            Stock and                       Deficit
                                                                            Options        Receivable       Accumulated
                                                             Additional     Issued for     From             During the
                                       Common     Common      Paid-In       For Future     Stock            Development
                                       Shares     Stock       Capital       Services       Subscription     Stage          Total
                                      ---------  ---------   ----------    -----------     -------------    -----------    -------
  Issuance of common stock to
    consultants for future
    services based upon the fair
    value of the stock at $1.00
    per share in March 2003             108,571  $     109   $  108,462    $  (108,571)               -              -           -

  Issuance of stock options to
    an employee at an exercise
    price below fair value in
    March 2003                                -          -        7,000              -                -              -  $    7,000

  Amortization of the
    prepayment of future
    services for the quarter
    ended April 30,  2003                     -          -            -        195,414                -              -     195,414

  Net loss  for the nine month
    period ended April 30, 2003               -          -            -              -                -   $ (1,192,491  (1,192,491)

Balance at April 30, 2003            11,141,571  $  11,142 $  1,346,498    $  (282,314)               -   $ (1,319,856)   (244,530)


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


                                                                                 For the                  For the
                                                        For the                  Period From              Period From
                                                        Nine-Month               January 16, 2002         January 16, 2002
                                                        Period Ended             (Inception) to           (Inception) to
                                                        April 30, 2003           April 30, 2002           April 30, 2003
                                                        ---------------          ----------------        ------------------
Cash flows used in operating activities:

  Net loss                                              $   (1,192,491)         $        (31,854)        $       (1,319,856)
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


                                                                                For the                  For the
                                                        For the                 Period From              Period From
                                                        Nine-Month              January 16, 2002         January 16, 2002
                                                        Period Ended            (Inception) to          (Inception) to
                                                        April 30, 2003          April 30, 2002           April 30, 2003
                                                        ---------------         ---------------        ------------------
Cash flows provided by financing activities:

    Proceeds from issuance of preferred stock           $       88,000                       -         $           88,000
    Proceeds from issuance of common stock -
      related party                                             22,500                       -                     22,500
    Proceeds from issuance of common stock                      53,500                       -                    133,500
    Proceeds from issuance of debenture - related
      party                                                     17,000                       -                     17,000
    Proceeds from issuance of notes payable -
      related parties                                           36,000                       -                     36,000
    Stock subscriptions receivable                              30,000                       -                          -

Net cash provided by financing activities                      247,000                       -                    297,000

Net increase in cash and cash equivalents                       (4,429)                      -                      5,052

Cash and cash equivalents, beginning of
  period                                                         9,481                       -                          -

Cash and cash equivalents, end of period                $        5,052                       -         $            5,052



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


                Supplemental Disclosure of Cash Flow Information

                                                                                For the                         For the
                                                        For the                 Period From                     Period From
                                                        Nine-Month              January 16, 2002               January 16, 2002
                                                        Period Ended            (Inception) to                  (Inception) to
                                                        April 30, 2003          April 30, 2002                  April 30, 2003
                                                        ---------------         ---------------                 ---------------
Income taxes paid                                                     -                       -                               -
Interest paid                                                         -                       -                               -


Supplemental Disclosure of Non-Cash Financing Activity


Issuance of 104,000 shares of common stock
  for conversion of accrued officer
  compensation                                          $       104,000                       -                 $       104,000
Issuance of common stock for services - related
  party                                                 $       100,000                       -                 $       100,000
Issuance of common stock for services - other           $       563,571         $         8,350                 $       585,925
Issuance of common stock options for
  services - related party                              $       187,065                       -                 $       187,065
Issuance of common stock options for
  services - other                                      $       214,850                       -                 $       214,850
Beneficial conversion feature on preferred
  stock                                                 $         9,800                       -                 $         9,800



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


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

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

1.      Summary of Significant Accounting Policies, Continued
        -----------------------------------------------------

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



1.      Summary  of Significant Accounting Policies, Continued
        ------------------------------------------------------

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

                                                For the                 For the                 For the
                                                Three-Month             Three-Month             Nine-Month
                                                Period Ended            Period Ended            Period Ended
                                                April 30, 2003          April 30, 2002          April 30, 2003
                                                ---------------         ---------------         ---------------
        Net loss, as reported                   $     (298,938)         $      (23,504)         $    (1,192,491)

          Less: total stock-based employee
            compensation expense determined
            under fair value based method for all
            awards, net of related tax effects          82,611                       -                  182,139

        Pro forma net loss                      $     (381,549)         $      (23,504)         $    (1,374,630)

        Loss per share:

        Basic and diluted - as reported         $        (0.03)         $            -          $         (0.11)

        Basic and diluted - pro forma           $        (0.03)         $            -          $         (0.13)


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

1.      Summary  of Significant Accounting Policies, Continued

        Stock-Based Compensation, Continued

                                                For the                 For the
                                                Period From             Period From
                                                January 16, 2002        January 16, 2002
                                                (Inception) to          (Inception) to
                                                April 30, 2002          April 30, 2003
                                                ---------------         ---------------
        Net loss, as reported                   $       (31,854)        $    (1,319,856)

          Less: total stock-based employee
            compensation expense determined
            under fair value based method for all
            awards, net of related tax effects                -                 185,433

        Pro forma net loss                      $       (31,854)        $    (1,505,289)
        Loss per share:

            Basic and diluted - as reported     $             -          $        (0.13)

            Basic and diluted - pro forma       $             -          $        (0.15)

Below is a summary of the Company's non-employee stock option activity during the nine-month period ended April 30, 2003:

                                                Weighted
                                                Average                 Exercise
                                                Shares                  Price
                                                ---------------         ---------------
            Outstanding at July 31, 2002                      -                       -

                Granted                                 475,000         $          0.30

            Outstanding at April 30, 2003               475,000         $          0.30

            Exercisable at April 30, 2003               475,000         $          0.30


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

1.      SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
        ------------------------------------------------------

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

2.      RELATED-PARTY TRANSACTIONS
        --------------------------

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

2.      RELATED-PARTY TRANSACTIONS, CONTINUED
        -------------------------------------

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

2.      RELATED-PARTY TRANSACTIONS, CONTINUED
        -------------------------------------

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

3.      STOCK TRANSACTIONS, CONTINUED
        -----------------------------

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

3.      STOCK TRANSACTIONS, CONTINUED
        -----------------------------

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

3.      STOCK TRANSACTIONS, CONTINUED
        -----------------------------

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

4.      COMMITMENTS AND CONTINGENCIES
        -----------------------------

        Preferred Stock

>From November 2002 through January 2003, the Company sold 17,600 shares of its Series A 8% convertible preferred stock. A question arose as to the propriety of the Company's reliance upon a section of the Securities Act of 1933 that the Series A 8% convertible preferred stock was exempt from registration. The potential consequence of the shares not being subject to the exemption was a right of rescission by each investor amounting to the total of their investment. The Series A 8% convertible preferred stock due to the potential right of rescission caused the shares to assume characteristics of debt and have been presented between debt and shareholders' deficit on the balance sheet. Subsequent to April 30, 2002, all of the outstanding shares of the Company's Series A 8% convertible preferred stock was converted into 90,100 shares of common stock, thereby eliminating the potential right of rescission.

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

5.      INCOME TAXES
        ------------
Reconciliation of the effective tax rate to the U.S. statutory rate for the three-month and nine-month periods ended April 30, 2003, the three month period ended April 30, 2002, the period from January 16, 2002, (inception) to April 30, 2003.

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

Our Business
Aegis develops leading edge wireless and security technologies for the U.S. Government, law enforcement, and private corporations for Homeland Security applications. Our goal is to be the standard in secure interoperable communication systems that improve emergency response capabilities. The terrorist attacks on our country have made homeland defense a national priority. However, there are glaring deficiencies in our national preparedness, specifically communications systems available to police, fire fighters and emergency medical personnel. Our patent-pending wireless communication solution, the Aegis SafetyNet(TM), operates on a secure wireless network and functions as a collaborative hub and information sharing platform providing high- speed video, audio, and data communication in any type of emergency. The benefits of building a first responder communications capability are immediate and widespread - making the nation safer from terrorist attacks while also bolstering everyday response capabilities. The Aegis SafetyNet(TM) meets this need and will be used by first responders in their day-to-day operations.

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

Our general and administrative expenses for the three-month period ended April 30, 2003 was $298,938, as compared to $23,504 for the three-month period ended April 30, 2002. The increase was the result of an increase in the number of employees and consultants, as well as increased office expenses. Our general and administrative expenses for the nine- month period ended April 30, 2003 increased to $1,192,491 from the $31,854 we incurred during the period from inception (January 16, 2002) to April 30, 2002, again resulting from an increase in the number of employees and consultants, as well as increased office expenses.

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

Our accounts payable and accrued expenses increased from $16,200 during the three- month period ended April 30, 2002 to $26,625 during the three-month period ended April 30, 2003. This increase was the result of professional fees incurred due to our reporting obligations under the Securities Exchange Act of 1934. Another significant increase in accrued expenses, from $48,292 at April 30, 2002 to $128,576 at April 30, 2003, occurred because of accrued compensation to employees. At April 30, 2003 we owed an 8% debenture for the principal amount of $17,000 payable to the holder, Lars Johnson, a consultant to the Company and the brother of our chief executive officer. On or about May 21, 2003, Lars Johnson converted that debenture into a total of 17,510 shares of our common stock.

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

On February 1, 2003 we entered into a consulting agreement for accounting and bookkeeping services with David Smith. The agreement allowed us to issue Mr. Smith 100,000 shares of our common stock in lieu of cash for his services. On or about February 28, 2003, we issued Mr. Smith the 100,000 shares. Specifically, David Smith has agreed to provide us with bookkeeping and other corporate record keeping services related to our financial affairs, as well as preparation of financial projections. The shares were granted in a transaction which we believe satisfied the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 specified by the provisions of Section 4(2) because Mr. Smith had a pre- existing relationship with Eric Johnson, an officer and director of the company, and possessed the requisite business acumen and information which would permit the issuance of the shares.

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

AEGIS ASSESSMENTS, INC.

     By: /s/  Richard Reincke
         --------------------------
         secretary, principal financial officer, principal accounting officer and chief operating officer

     Date:     June 15, 2003

                                 CERTIFICATIONS
                                 --------------

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