Form 10KSB
period 2003-07-31
AEGIS ASSESSMENTS INC
filed 2003-11-06
CIK 1183075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB




[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
     For the fiscal year ended July 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934   For the transition period from     to
                                               ------    -------

Commission File Number: 000-50213

                             Aegis Assessments, Inc.
                 -------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                72-1525702
--------                                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4100 Newport Place, Suite 660, Newport Beach, CA                 92660
-----------------------------------------------------         ------------
(Address of principal executive offices)                       (Zip Code)

                                  949.250.8182
                          -------------------------
              (Registrant's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Act:


 Title of each class registered:      Name of each exchange on which registered:
 -------------------------------      ------------------------------------------

              None                                      None

Securities registered under Section 12(g) of the Act:

                 Common Stock, Par Value $.001
                 -----------------------------
                       (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year. $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of October 24, 2003, the aggregate value held by non-affiliates of the common voting stock was approximately $18,687,136.

As of October 24, 2003, there were approximately 12,536,420 shares of the issuer's $.001 par value common stock issued and outstanding.(see Note 6 to Financial Statements)

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one): [ ]Yes     [ ] No

                                     PART I

Item 1. Description of Business.
--------------------------------

Company Background
We were incorporated on January 16, 2002, as a Delaware corporation. Prior to our incorporation, our business plan was to provide vulnerability assessments and emergency communications systems to schools and government facilities. Our goal was to improve public safety emergency communications and allow seamless communication between police, fire and emergency medical personnel responding to an emergency at a school or other government facility. Unfortunately, prior to September 11, 2001, there were limited funds available in school budgets for emergency communications systems. As we developed our system, the Aegis SafetyNet(TM), it became apparent that there were significant law enforcement, military and commercial security applications for this system. Our focus is now on developing these applications.

Our Business
Aegis develops leading edge wireless and security technologies for the U.S. Government, public safety agencies, and private corporations for Homeland Security applications. Our goal is to be the standard in secure interoperable communication systems that improve emergency response capabilities. Homeland Security is a national priority; however, there are glaring deficiencies in our national preparedness, specifically communications systems available to police, fire fighters and emergency medical personnel. Our patent-pending wireless communication solution, the Aegis SafetyNet(TM) Mobile Command Post (MCP) operates on a secure wireless network and functions as a collaborative hub and information sharing platform providing high-speed video, audio, and data communication in any type of emergency. Our proprietary on-board security and encryption system addresses all the problems associated with standard wireless network security. The benefits of building a first responder communications capability are immediate and widespread - making the nation safer from terrorist attacks while also bolstering everyday response capabilities. The Aegis SafetyNet(TM) MCP meets this need and will be used by first responders in their day-to-day operations.

Our Technologies
Aegis has developed two patent-pending products for emergency responders, the SafetyNet(TM) MCP and the EKHO(TM) Radio Bridge. We have also developed a military application, the Caleb(TM) Remote Reconnaissance System (RRS). After two years of development and testing, which included evaluation and input from major law enforcement agencies and the Special Operations Research Support Element (SORSE) of the United States Army Special Operations Command (USSOCOM), the SafetyNet(TM) MCP is now ready for production.

The Aegis SafetyNet(TM) Mobile Command Post
Because of the mobile nature of their assignments, police, firefighters and other first responders have been unable to quickly access wireless, high-speed data communications networks. SafetyNet(TM) provides the solution and allows communication between agencies and departments that, until now, have not been able to communicate effectively with each other.

The SafetyNet(TM) MCP provides real-time streaming video, audio, secure messaging, and other data from the emergency scene so commanders or outside subject matter experts can see exactly what is happening, eliminating the need to relay large amounts of verbal information. This information sharing allows decision-makers to access the most up-to-the-second information available from the crisis site itself and also promotes coordination between police, firefighters and emergency medical personnel. The MCP has built-in sensors that allow first responders to monitor and analyze NBC (Nuclear, Biological and Chemical) events.

How SafetyNet(TM) operates
First responders to an emergency deploy the SafetyNet(TM) MCP, creating an independent wireless wide area network (WAN). Video, audio, and other data from the emergency scene are transmitted directly through the SafetyNet(TM) MCP. The Mobile Command Post can record over 500 hours of video and provide time and location information through an on-board Global Positioning System (GPS). Real time data can be accessed remotely so event commanders or outside subject matter experts miles from the emergency scene can effectively direct incident management protocols. This information sharing allows decision-makers to access the most up-to-the-second information available from the crisis site itself and also promotes coordination between police, fire fighters and emergency medical personnel.

SafetyNet(TM) can be used in any type of emergency
.. coordinating multiple agency responses to natural disasters, such as earthquakes and storms (which often destroy existing communications systems) .. command and control oversight for fires (both structural fires and wildfires) .. coordinating clean up of hazardous material spills on highways
.. responding to terrorist incidents/hostage situations
.. organizing and controlling collapse search and rescue units
.. deployment of bomb squads
.. surveillance (for example, border security)
.. traffic accidents involving injuries

SafetyNet(TM) for commercial security applications
.. augments wired security systems
.. provides portable video and data for special event security
.. mobile surveillance tool for private security

The EKHO(TM) Radio Bridge
A major problem for first responders is the absence of interoperable radio equipment. In emergency situations, various jurisdictions inevitably become involved. Local law enforcement, fire departments and emergency medical personnel often are in a situation where they are equipped with hand-held radios that cannot communicate with one another. Currently, they are operating on different frequencies or use different modulation schemes. The EKHO(TM) Radio Bridge solves this problem inexpensively and with no pre-configuration. The EKHO(TM) Radio Bridge interconnects these radios and bridges these devices beyond their normal capabilities.

Our Customers
Our customers are domestic public safety agencies, military, and commercial security providers.

Domestic public safety applications. In October 2003, after a series of successful demonstrations of our technology, the Los Angeles Police Department and the Los Angeles Sheriff's Department have independently requested our participation in major field testing of our Aegis SafetyNet(TM) Mobile Command Post and EKHO Radio Bridge units with an eye toward volume purchases of our products for wide deployment throughout those agencies. We believe that successful field testing will lead to the purchase and implementation of the SafetyNet(TM) system throughout Southern California. We have strong Congressional support from members of the Select Committee on Homeland Security for a $53M proposal to the Department of Homeland Security that will allow other public safety agencies to purchase our products. In addition, we intend to assist public safety agencies in preparing and submitting for the numerous block grants currently available to fund the purchase of our products. We have also demonstrated the EKHO(TM) Radio Bridge to the Los Angeles City Fire Department, and they have requested EKHO(TM) units for field testing internally and to provide them with the ability to conduct public safety operations with other fire departments and law enforcement agencies.

The development of interoperable emergency communications systems for police, fire fighters, emergency medical technicians, and other "first responders" has been identified as a critical need by federal and state governments. Both directly and through our marketing consultants, we have conducted a marketing and informational awareness campaign directed to public safety agencies and municipalities located throughout the United States, with particular emphasis on the western states of California, Arizona, Nevada, Colorado, and Utah; Illinois, Texas and Olkahoma in the mid-west; and New Jersey, New York, and Washington, D.C. on the east coast. Out of necessity we intend to concentrate on demonstrating our products to and seeking purchase orders for our products from the major public safety agencies we have already been working with while we ramp up our production capabilities.

Military applications. We have developed a military version of our system called the Caleb(TM) Remote Reconnaissance System. The Caleb(TM) system will be used as a remote reconnaissance system for special operations. USSOCOM has agreed to purchase the system to test and evaluate for possible deployment throughout its special operations units. In May the Deputy Chief of Staff for Force Development and Integration for USSOCOM nominated the Caleb(TM) system for inclusion in the Special Operations Special Technology (SOST) program for funding in FY04.

Commercial applications. The commercial applications for our system are extensive (for example, a private security company may use our system to provide crowd control and security at special events such as outdoor concerts where no existing infrastructure exists. Although we continue to pursue direct marketing and sales effort to public safety agencies and the military, we believe the most effective route to government sales will be through an established channel partner with existing government contracts. We are currently working with several potential major channel partners to distribute our system to law enforcement, the military, and for commercial security applications.

Homeland Security
Even before the war on terrorism sparked billions of dollars in new government information technology spending proposals, the government information technology industry was growing significantly. Many industry observers now predict that the information technology government market will grow by nearly 10% from $48.5 billion in 2002 to $53.1 billion in 2003. Industry executives predict three major trends will shape the federal market in the next year:

     o First is homeland security, the most visible driver behind many projects today.

     o Second, government integrators are looking to find strategic partners.

     o Third, there will be an aggressive environment for acquisitions and mergers, which will enable existing IT providers to obtain the required manpower and skills to compete for increasingly large and complex government IT projects.

On June 29, 2003, the Council on Foreign Relations (CFR), a Washington-based independent think-tank, released its report on the state of American Homeland Security preparedness and funding. The CFR report, entitled "Emergency
Responders: Drastically Under-funded, Dangerously Unprepared," concluded that even if current funding levels for homeland security are maintained over the next five years, America's emergency responders will still require an additional $98.4 billion to meet critical needs. According to the report, federal Homeland Security funding for first responders would ultimately need to increase from $5.4 billion to $25.1 billion per annum.

Federal funds available for our system
According to the National Strategy for Homeland Security, the United States spends roughly $100 billion per year on homeland defense. For fiscal year 2003 (FY 2003), the president budgeted $37.7 billion for homeland security activities. $3.5 billion of this has been allocated by the federal government to pay for new equipment and training for the nation's "first responders". Our Aegis SafetyNet(TM) system meets this need. The National Strategy for Homeland Security cites "first responders" such as local police, firefighters, and emergency medical professionals as America's first line of defense in any terrorist attack.

On October 1, 2003 President Bush signed the first ever homeland security appropriations bill at the Department of Homeland Security. Overall, the Department's fiscal year 2004 (FY 2004) budget authority totals $37.4 billion. This consists of $31.3 billion of discretionary funding provided by Congress and an additional $6.1 billion in mandatory spending, mostly funded from fees. Below are some highlights which we believe are applicable to the purchase of our products:

State and Local Funding
$4.037 billion is allocated to the Office for Domestic Preparedness for assistance to our nation's first responders, including:

     o $1.7 billion for formula-based grants of which 80% of the funds made available to the state shall be made available to the localities within 60 days of the state receiving the funds.

     o $750 million for Firefighters Assistance Grants.

     o $725 million for discretionary grants for high-threat, high-density urban areas, of which 80% of the funds made available to the state shall be made available to the localities within 60 days of the state receiving the funds. In administering these grants, the Congress has directed the Secretary to take into consideration credible threat, presence of critical infrastructure, population, vulnerability, cooperation of multiple jurisdictions in preparing domestic preparedness plans, and the identified needs of public agencies when determining the allocation of these funds.

     o $500 million for law enforcement terrorism prevention grants, of which 80% of the funds made available to the state, shall be made available to the localities within 60 days of the state receiving the fund. This is a new appropriation not funded in FY 2003.

     o $40 million for Citizen Corps grants.

Emergency Preparedness

     o $60 million for Urban Search and Rescue Teams, of which no more than 3% may be used for administrative expenses. This provides funding for the operations, equipment and training of search and rescue teams.

Science and Technology

     o $75 million for the Rapid Prototyping Program, to fund counterterrorism projects selected through last summer's and this fall's Technical Support Working Group solicitations, and to support the rapid adaptation of commercial technologies through the Homeland Security Advanced Research Projects Agency (HSARPA) for use by DHS and state and local first responders.

     o $39 million for developing a database of homeland-security related standards from private sector standards development organizations, for certification and accreditation models for products and services, for testing and evaluation protocols for commercial radiation detectors, and for developing standard chemical methods of analysis of high explosives, chemical warfare agents, and toxic industrial chemicals.

     o $127 million will be used to develop sensors and other countermeasures to prevent the illicit transport and use of radiological and nuclear materials within the United States.

Information Analysis and Infrastructure Protection and Port Security

     o $20 million for the Departmental Command Center, which provides 24 hour a day, 7 day a week live watch for command, control, and monitoring capabilities of the Department.

     o $141 million for the National Communications System, which includes the emergency notification system, back-up dial-tone, government emergency telecommunications network, and wireless priority service.

     o $125 million for port security grants that fund security planning and projects to improve dockside and perimeter security at the nation's ports. These funds represent the latest round of grants awarded to state and local governments and private companies that contribute to important security upgrades like new patrol boats in the harbor, surveillance equipment at roads and bridges, and the construction of new command and control facilities.

Competitive conditions. As the government and private industry become increasingly concerned with security issues, the security and anti-terrorism industry has grown accordingly. Competition for government and private contracts is intense among a wide ranging group of product and service providers, most of which are larger than us and possess significantly greater assets, personnel and financial resources. Many of our competitors also have established lobbyists, which provides them with an advantage in securing government contracts. However, we have been working directly with major public safety agencies and the military to develop our products, and we believe our technology is highly competitive and that we are in a position to compete effectively in the emerging market supplying public safety agencies with affordable mobile wireless communications systems.

We have filed provisional patent applications on the technologies underlying our products. We also have a State of California trademark and a federal trademark for our Aegis SafetyNet(TM) MCP and we are applying for trademarks for our EKHO(TM) Radio Bridge and Caleb(TM) RSS. The state trademark expires in nine years and the federal trademarks expire in ten years. We do not anticipate spending any significant funds on research and development activities because we are exploiting established wireless technologies to develop our new products. We do not use toxic substances in our production activities and do not contemplate incurring costs relating to federal, state and local environmental compliance laws. We believe that probable government regulations relating to the homeland security industry, such as the SAFETY Act (which proposes to encourage the development and rapid deployment of anti-terrorism technologies by providing sellers of qualified technologies with limited product liability), will, in sum, be more beneficial to our business operations than detrimental.

Employees. We currently have five (5) full-time employees. In addition to our full-time employees, we have consultants who currently provide marketing, business development, manufacturing, administrative and advisory services similar to those which would be provided by part-time and full-time employees. We have also entered into consulting agreements to obtain counsel and services relating to marketing, product development, financial matters, media relations and business development. Copies of consulting agreements and officers' employment agreements have been filed as exhibits to our registration statement on Form SB-2 filed with the Securities and Exchange Commission on October 9, 2002 and subsequent amendments thereto, as exhibits to our quarterly reports, and as exhibits to other registration statements and current reports on Form 8-K.

Item 2.  Description of Property.
---------------------------------

Property held by us. As of the dates specified in the following table, we held the following property in the following amounts:

============================= =================== =====================
           Property             July 31, 2002       July 31, 2003
----------------------------- ------------------- ---------------------
----------------------------- ------------------- ---------------------
Property and equipment, net           $0                $24,243
============================= =================== =====================

Our property includes office furniture and equipment, computer equipment, electronic and wireless components of our products, and product prototypes. Except for the leasehold interests in the office and industrial facilities we lease, we do not presently own any interests in real estate.

Facilities. Our executive, administrative and operating offices are located at 4100 Newport Place, Suite 660, Newport Beach, CA 92660. We have leased the premises since August 19, 2002 and our lease is currently scheduled to expire in December 2003 with an option to extend the lease month to month thereafter. We currently lease approximately 1200 square feet with access to additional common areas, including a kitchen, reception area and conference room. Our office facilities are well maintained and we believe our facilities are adequate for our administrative operations and for the further development of the software embedded in our products.

In October 2003 we entered into a lease for approximately 2500 square feet of industrial assembly and fabricating facilities that is part of a larger multi-tenant industrial building located in the Los Angeles Northeast Valley Enterprise Zone in Van Nuys, California. The building is well maintained with common area services provided by our landlord. The lease has an initial term of 18 months with an option to extend the lease for an additional 6 month term thereafter.

Pursuant to a consulting agreement with Michael McBride, the company has access to approximately 1200 square feet of sales and marketing office space located at 419 Occidental Avenue South, Suite 600, Seattle, Washington 98104 which is maintained by Mr. McBride for our use pursuant to his consulting agreement. A copy of that consulting agreement was filed as an exhibit to a Form 8-K on April 17, 2003.

Item 3.  Legal Proceedings.
---------------------------

Other than as specified in this section, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. Other than as disclosed below, there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On September 18, 2003, we filed a complaint in the Superior Court of the State of California, Orange County, Case No. 03CC11547, against Eric Peacock ("Peacock"), Vernon M. Briggs III ("Briggs") and Iocene Technology Corporation, a Nevada corporation ("Iocene") (Briggs, Peacock and Iocene are referred to herein, collectively, as "Defendants"), for, among other things, fraud, deceit, conspiracy, breach of contract and conversion. As we disclosed in previous filings, Briggs and Peacock are former consultants/employees/officers of the company and control Iocene. Iocene has had its corporate charter revoked by the State of Nevada and has lost all corporate rights and powers in the State of California for failure to meet statutory filing requirements.

During their relationship with us, Briggs and Peacock were issued a combined total of 1,000,000 shares (the "Shares"). Among other allegations, we allege in the complaint that after issuing the Shares, we discovered that Briggs and Peacock had not performed under their consultant/employment agreements and that we had been defrauded. As a result, in December 2002 we rescinded and terminated the agreements and cancelled the Shares. On September 22, 2003 we amended the complaint to add A.G. Edwards & Sons, Inc. ("A.G. Edwards"), and their employee, Brian Shackleford ("Shackleford"), as defendants. As of the date of the amendment, A.G. Edwards and Shackleford were added to the conspiracy cause of action only. We have since dismissed A.G. Edwards and Shackleford without prejudice provided they comply with certain conditions.

As disclosed in previous filings, we believed that if we brought suit against Briggs and Peacock, they would file a cross-complaint in retaliation. On October 1, 2003, they filed a cross complaint alleging conversion, breach of duty to transfer securities, breach of contract, a derivative shareholder action for breach of directors and officers breach of fiduciary duty, defamation, and unfair business practices. Eric Johnson, our president and CEO, was also named personally in some of those causes of action. Both the company and Mr. Johnson believe the cross-complaint is entirely without merit and was filed in bad faith, and that naming Mr. Johnson personally was improper and a bad-faith pressure-tactic by Briggs and Peacock. We intend to vigorously prosecute the complaint against Briggs, Peacock and Iocene and oppose the cross-complaint. We further believe that we will prevail in this action.

Item 4.  Submission of Matters to Vote of Security Holders
-----------------------------------------------------------

During the fourth quarter of the fiscal year ended July 31, 2003, there were no matters submitted to a vote of security holders.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission and we file quarterly reports and annual reports that contain our financial statements for each quarter and an audited financial statement at our fiscal year end, which is July 31st. We also file reports on Form 8-K relating to any material information which is important for investors in our securities to know. The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov. We maintain a website: www.aegiscorporate.com, where we post updated news about the company's activities. We have also been sending quarterly update letters to our shareholders via U.S. mail but we now post those quarterly update letters to our shareholders on our website.


Description of our securities

Common stock

As of October 25, 2003, we had approximately 150 shareholders of our common stock. Our common stock is currently quoted on the OTC Bulletin Board ("OTCBB") under the trading symbol "AGSI." The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (OTC) equity securities. OTCBB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted are not a reliable indication of the value of our common stock.

Our common stock was first quoted on the OTCBB on September 9, 2003 and the opening bid quotation was $2.00 per share. The following table sets forth the range of high and low bid quotations for our last fiscal quarter. The quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

             -----------------------------------------------------------
                                              High              Low
             -----------------------------------------------------------
             Reporting Quarter 2003           $5.85           $2 .00
             -----------------------------------------------------------
            *Source: OTCBB.com

In September 2003 we registered with Standard and Poor's ("S&P") for a complete corporate listing and description in Standard and Poor's Corporation Records. Our corporate description was also published in Standard and Poor's Daily News Section. S&P also will initiate financial coverage of the company as part of the S&P Market Access Program, including coverage of the company on S&P's Market Access website, as well as S&P Marketscope and the electronic version of S&P Stock Guide database.

Standard and Poor's Corporation Records is a recognized securities manual for the "Blue Sky" Standard Manual Exemption for secondary trading in more than 35 states. We believe our listing in Standard and Poor's Corporation Records will assist the brokerage and investment communities in making a market for our common stock.

We are authorized to issue 100,000,000 shares of $.001 par value common stock. As of October 24, 2003, approximately 12,536,420 shares of our common stock were issued and outstanding or carried on our books as a contingent liability (see Footnote 6 of our financial statements). Each share of common stock has equal rights and preferences, including voting privileges. Each shareholder of our common stock is entitled to a pro rata share of cash distributions made to shareholders, including dividend payments. The holders of our common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is cumulative voting with respect to the election of our directors. The holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors from funds legally available for dividends. Cash dividends are at the sole discretion of our Board of Directors. In the event of our liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of our liabilities and after provision has been made for each class of stock, if any, having any preference in relation to our common stock. Holders of shares of our common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to our common stock. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of any series of preferred stock that we may designate and issue in the future.

When we adopted the Aegis Assessments 2002 Stock Option Plan we reserved 10,000,000 shares of our common stock for use in the Plan and we also contemplate that we may reserve additional shares of common stock for use in future stock option plans for our employees. The Plan is discussed in more detail below.

Preferred stock

Our board of directors is authorized by our certificate of incorporation to issue up to 10,000,000 shares of one or more series of preferred stock, par value $.001 per share. The Company initially had designated 10,000,000 of Series A and Series B preferred stock. On August 26, 2002, we filed a certificate of elimination with the Delaware Secretary of State eliminating this designation of the Series A and B preferred stock classes. No shares were ever issued relating to these designated classes of the preferred stock.

On October 31, 2002, we designated a new series of preferred stock, Series A 8% Convertible Preferred Stock, with the designation for 200,000 shares. The private placement of those shares of preferred stock was previously disclosed in our last Quarterly Report.

In the event that the board of directors decides to issue a different series of preferred stock, it may exercise its discretion in establishing the terms of such preferred stock. Our board of directors may determine the voting rights, if any, of additional series of any preferred stock being issued. If our company liquidates, dissolves or winds up, the holders of any outstanding preferred stock may be entitled to receive preferential cash distributions fixed by our board of directors when creating the particular preferred stock series before the holders of our common stock are entitled to receive anything. Preferred stock authorized by our board of directors could be redeemable or convertible into shares of any other class or series of our stock. Therefore, the issuance of preferred stock by our board of directors could adversely affect the rights of holders of the common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers.

Dividend policy
We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our board of directors and subject to any restrictions that may be imposed by our lenders.

Stock option plan
Our board of directors adopted the Aegis Assessments 2002 Stock Option Plan effective April 19, 2002, and it was subsequently approved by our shareholders. As specified on the chart below, at July 31, 2003, we had granted options to purchase an aggregate of approximately 3,420,000 shares of our common stock. We have reserved a total of 10,000,000 shares of our common stock for issuance under the 2002 Stock Option Plan.



       Plan category             Number of securities       Weighted average        Number of securities
                                  to be issued upon        exercise price of      remaining available for
                                    exercise of            outstanding options,        future issuance
                                 outstanding options,      warrants and rights
                                  warrants and rights
                                         (a)                      (b)                       (c)
 Equity compensation plans             4,070,000                 $.48                    5,930,000
 approved by security holders

 Equity compensation plans                None                    N/A                       N/A
 not approved by security holders

 Total                                 4,070,000                  $.48                    5,930,000


Summary of 2002 Plan. The following is a summary of certain provisions of the 2002 Stock Option Plan:

Administration. Either our board of directors or a committee appointed by our board of directors may administer the 2002 Stock Option Plan.

Eligibility. Options may be granted only to our directors, employees and independent contractors of the company, or of any subsidiary corporation or parent corporation of the company. Any person who has retired from our active employment, including persons who have become independent contractors, shall also be eligible to have options granted to him or her. We intend to grant options to persons who we believe are responsible for our management or our success.

Option price. The purchase price for each share of our common stock offered under the 2002 Stock Option Plan must be at least 100% of the fair market value of our common stock (if the option is an incentive stock option). If, however, we grant an incentive stock option to an individual who would, immediately before the grant, directly or indirectly own more than 10% of the total combined voting power of all of our classes of stock, the purchase price of the shares of our common stock covered by such incentive stock option may not be less than 110% of the fair market value of such shares on the day the incentive stock option is granted. If our common stock becomes listed on a national securities exchange in the United States on any date on which the fair market value is to be determined, the fair market value per share shall be the average of the high and low quotations on the day the options are granted. If there is no market price for our common stock, then our board of directors or the committee may, after taking all relevant facts into consideration, determine the fair market value of our common stock.

Exercise of options. An option holder under the 2002 Stock Option Plan may exercise his or her option in whole or in part as provided under the terms of the grant. An option holder may not exercise any option after the option holder ceases to be one of our employees except in the case of disability or death. Our board of directors or the committee may, however, extend the right to exercise, or accelerate the right to exercise, any option granted. Incentive options shall not be exercisable after the expiration of 5 years from the date of grant unless the grantee owns 10% or more of the combined voting power or all classes of our stock, in which case options shall expire 3 years from the date of grant. If an option holder dies while in our employ and the option holder has not fully exercised his or her options, the options may be exercised in whole or in part at any time within one year after the option holder's death by the executors or administrators of the option holder's estate or by any person or persons who acquired the option directly from the option holder by bequest or inheritance.

Acceleration and exercise upon change of control. In the event of a change in control of the company, the committee may determine that all of the outstanding options shall immediately become exercisable.

Payment for option shares. An option holder may exercise his or her options by delivering written notice to us at our principal office setting forth the number of shares with respect to which the option is to be exercised, together with cash or certified check payable to us for an amount equal to the option price of such shares. We may not issue any shares underlying an option grant until full payment has been made of all amounts due. We will deliver a certificate or certificates representing the number of shares purchased as soon as practicable after payment is received. Our board of directors or the committee may, in its discretion, permit the holder of an option to pay all or a portion of the exercise price by a promissory note, or otherwise pay the exercise price by compensation for services rendered to the company.

Termination of the 2002 Stock Option Plan. The 2002 Stock Option Plan will terminate on December 1, 2007, unless our board of directors terminates the 2002 Stock Option Plan prior to its expiration date. Any option outstanding under the 2002 Stock Option Plan at the time of termination shall remain in effect until the option is exercised or expires.

Transferability of options. An option holder may not assign any option under the 2002 Stock Option Plan other than by will or the laws of descent and distribution.

Penny Stock Regulation. Shares of our common stock may be subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Although our common stock is currently quoted on the OTCBB at bid and ask prices above $5.00 per share, holders of shares of our common stock may have difficulty selling those shares because our common stock may become subject to the penny stock rules.

Item 6.  Management's Discussion and Analysis of Financial Condition and Plan of
--------------------------------------------------------------------------------
 Operation.
-----------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates.
-----------------------------------------

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts receivables, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2003.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Liquidity and Capital Resources. We were incorporated on January 16, 2002. Since our inception, two of our officers and directors, Eric Johnson and Richard Reincke, have paid many of the expenses incurred by the company and have also partially deferred their salaries. However, we have not received any commitments or guarantees from Mr. Johnson, Mr. Reincke or any of our other officers or directors to fund any additional capital needs we may have in the future. Our other material cash expenditures have been general and administrative expenses, legal and accounting expenses, equipment purchases, employee expenses, consultant expenses, product development expenses, marketing expenses, and office lease, equipment and supply expenses.

During the year ended July 31, 2003, we had $32,932 in cash resources, as compared with $9,481 in cash and a stock subscription receivable of $30,000 during the equivalent period ended July 31, 2002. The increase is due to the sale of our equity in private placement transactions. During July 2003, we raised $70,000 through the private placement of equity units that included common stock and warrants. Each unit included one share of common stock, on warrant to acquire one share of common stock at $.50 per share, with an exercise period which expires six months after purchase, and one warrant to acquire one share of common stock at $1.50 per share with an exercise period which expires 18 months after purchase. From July 2003 through October 25, 2003 we raised approximately $420,500 through this offering. We have sufficient funds currently available to satisfy our cash requirements for the next 6 months. We will have to raise additional funds over the next 12 months and we are currently raising additional funds through private equity financing. No one has subscribed for any of those equity interests. Our goal is to raise approximately $3 million in the next 6 months and we believe we will raise sufficient funds to continue our business operations because of the clear need for our products and the expanding market for those products.

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

Operating Expenses. From inception (January 16, 2002) to July 31, 2003 we accumulated a total deficit of $1,555,966, as compared to a total deficit accumulated from inception to July 31, 2002 of $127,365. Total liabilities and shareholders' deficit at July 31, 2003 was $57,175, as compared to $39,481 at July 31, 2002. The deficit increased because of our expanded operating expenses, including the costs of development of our products, hiring additional employees and contracting with outside consultants. Now that we have a finished product ready for delivery to end-users, our marketing activities have increased significantly, and we are incurring increased marketing costs, including costs associated with demonstrating our products to public safety agencies and government officials, major law enforcement officials, fire department officials, federal agencies, the United States Army, and key members of the Select Committee on Homeland Security. We have also incurred increased costs associated with the design, preparation, and printing of marketing and product informational material, courier costs and mailing costs. The deficit also increased because we incurred legal and accounting expenses relating to our registration of our initial shareholders' common stock in October 2002 and because we continue to incur legal and accounting expenses and other expenses incidental to our reporting obligations as a public company. Although our accountants have expressed concern that we will not be able to continue as a going concern because we have not yet established a source of revenues, we believe that, due to our recent successful product demonstrations with various major public safety agencies which have received funding for interoperable communications systems, we will begin generating revenues through the sale of our products during our current fiscal year. However, this has required us to incur additional costs to open a production facility in the Los Angeles Northeast Valley enterprise zone.

We have been informed that USSOCOM intends to buy the Caleb(TM) system for testing and evaluation purposes during the first quarter of government fiscal year 2004; however, we have not yet been informed concerning payment and delivery terms.

At July 31, 2003 we had accrued payroll liability of $253,771, as compared with $24,000 at July 31, 2002. The increase is attributed to the hiring of additional employees and the engagement of outside consultants. Accounts payable and accrued expenses totaled $60,999 at July 31, 2003, as compared to $16,200 at July 31, 2002, due to increased activity in all phases of our business, including our product development and marketing. Because the company has been making payments on the outstanding notes payable to our officers, the amount due on demand under those notes totaled $16,417 at July 31, 2003, a reduction from the $24,292 payable on outstanding notes at July 31, 2002. At April 30, 2003 we owed an 8% debenture for the principal amount of $17,000 payable to the holder, Lars Johnson, a consultant to the company and the brother of our chief executive officer. On or about May 21, 2003, Lars Johnson converted that debenture and its accrued interest into a total of 17,510 shares of our common stock.

We held property and equipment at July 31, 2003, which was valued, net of depreciation of $2,349, at $24,243, as compared with a zero valuation at July 31, 2002. The increase is attributed to the acquisition of components for our demonstration product models, as well as the acquisition of computer equipment, office equipment, and other assets necessary and incidental to our operations. Our total assets at July 31, 2003 were $51,175, as compared with $39,481 at July 31, 2002.

Our general and administrative expenses other than for related parties for the year ended July 31, 2003 were $1,194,324, as compared to $127,365 for our fiscal year ended July 31, 2002, which was not a full year because it only covered the period from our inception at January 16, 2002. Our consulting cost related party expense for the year ended July 31, 2003 was $233,477, as compared to zero for the period from inception to July 31, 2002. Our loss before provision for income taxes was $1,427,801 for the year ended July 31, 2003, as compared to $127,365 for the period from inception to July 31, 2002. Our net loss for the year ended July 31, 2003 after provision for income taxes was $1,428,601, as compared to $127,365 for the period from inception to July 31, 2002.The increase was the result of an increase in the number of employees and consultants, as well as increased office and operating expenses.

Our net loss from operating activities for the year ended July 31, 2003 without including stock based compensation totaled $1,428,601, as compared to a net loss of $127,365 for the period from inception (January 16, 2002) to July 31, 2002. Total net loss for the period from inception to July 31, 2003 without including stock based compensation totaled $1,555,966. If stock based compensation as computed using the fair value method is included, the pro forma net loss for the year ended July 31, 2003 totaled $2,005,483, as compared to a pro forma net loss of $127,365 for the period from inception (January 16, 2002) to July 31, 2002 and totaled $2,132,848 for the period from inception to July 31, 2003. The increase is attributed to increased stock based compensation to employees and consultants during the year ended July 31, 2003, as well as our increased product development costs, increased marketing costs, and the hiring of additional employees and contracting with additional consultants during the period.

This increase was a result of our increased activities developing our Mobile Command Post and the software embedded in the Mobile Command Post during this period. During the year ended July 31, 2003 we paid $26,592 to acquire property and equipment. During the period from January 16, 2002 to July 31, 2002, we had not spent any funds to acquire property or equipment.

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

Results of Operations. We have no revenues and minimal assets and we have incurred losses since our inception. To date we have relied on the sale of our equity securities and on loans from our officers to fund our operations. However, we anticipate revenues in the next fiscal year.

Our Plan of Operation for the Next Twelve Months.

Because of our limited resources, our management has determined that we must concentrate on three key areas during the next 12 months: financing, sales and production. While we will continue our product development activities, we will allocate most of our resources toward gearing up our production facilities and providing our largest potential customers with customized versions of our main products to secure sales revenues.

Financing. As discussed above, we are presently raising funds through a private equity offering. Our goal is to raise $3 million in the next 6 months, which will be allocated to, among other things, expansion of our production facilities and increased sales activities.

Sales and marketing. During the next 12 months we plan to focus on three pending sales opportunities. First, we plan to continue pursuing our pending initiative with the Department of Homeland Security (DHS) to install the Aegis SafetyNet(TM) system with approximately 100 public safety agencies in California. The proposal provides for a two-phase, $53 million pilot program to field MCPs with various public safety agencies throughout California. The company has received strong political support for this initiative, and federal funding levels for first responders continue to increase. As part of pursuing this initiative, on September 25, 2003, we presented our Aegis SafetyNet(TM) MCP and EKHO(TM) Radio Bridge technologies at the International Conference on Advanced Technologies for Homeland Security (ICATHS 2003) hosted by the University of Connecticut's School of Engineering in Storrs, Connecticut. The ICATHS 2003 conference featured a virtual "who's who" of internationally prominent leaders addressing technology innovations, policy, emergency response and implementation. The conference was a forum for the presentation of advanced technologies to senior representatives of state and federal homeland security government agencies as well as funding and commercialization opportunities in Homeland Security.


The DHS has publicly announced that it is committed to using cutting edge technologies and scientific talent in its mission to make America safer. DHS' Science & Technology directorate is tasked with researching and organizing the scientific, engineering and technological resources of the United States and leveraging these existing resources into technological tools to help protect the homeland. Universities, the private sector, and the federal laboratories will be important DHS partners in this endeavor. At ICATHS 2003 our chief operating officer met with a senior technical advisor to the Protective Security Division of the DHS' Information Analysis and Infrastructure Protection Directorate regarding the Company's $53 million proposal to the DHS to deploy and field test the Aegis SafetyNet(TM) in California.

Second, in addition to the pending proposal with the DHS, a military version of the SafetyNet(TM) MCP, the Caleb(TM) RSS, has been nominated for the Fiscal Year
(FY) 04 Special Operations Special Technology (SOST) program, in which two Caleb(TM) systems will be purchased, evaluated and field tested for possible force-wide deployment. We plan to focus on working closely with the United States Army to provide the Caleb(TM) systems and any modifications based on field testing.

Third, since completion of our pre-production model of the Aegis SafetyNet(TM) MCP in September 2003 we have been actively demonstrating our products to major public safety agencies in Southern California, including the Los Angeles Police Department (LAPD) and the Los Angeles Sheriff's Department (LASD). We believe that working with these agencies will also advance our pending DHS initiative. On June 9, 2003, the Los Angeles Police Department (LAPD) sent a letter to Secretary Ridge informing him that the LAPD wanted to participate in the implementation and field-testing of the Aegis SafetyNet(TM) in the City of Los Angeles as one of the public safety agencies specified in Aegis' proposal to the DHS. The LASD has also indicated that it wants to participate in the DHS program.

After a successful demonstration of our Aegis SafetyNet(TM) MCP and EKHO(TM) Radio Bridge technologies for the Los Angeles Police Department's Emergency Operations Section in the LAPD's technical center in Los Angeles in October 2003, we have agreed to participate in an extensive LAPD training exercise which will simulate an actual emergency situation in order to field test the SafetyNet(TM)'s ability to provide real-time streaming video, audio, secure messaging, and NBC (Nuclear, Biological and Chemical) detection data from an emergency site. The field test will also be used to evaluate custom requirements of the LAPD in using the SafetyNet(TM) MCP as a mobile wireless platform with the LAPD's existing incident management resources, with an eye to a force-wide deployment of the SafetyNet(TM) system in the City of Los Angeles.

The LAPD recently received a $6 million grant to help Los Angeles develop an interoperable communication system for emergency responders from the Office of Community Oriented Policing Services (COPS) program. These funds were part of a joint program between the Department of Homeland Security (DHS) and the Department of Justice (DOJ) to develop demonstration projects that will use equipment and technology to increase interoperability among the fire service, law enforcement, and emergency medical service communities.

After a similar successful demonstration of our products to the LASD's new homeland security staff officers in October 2003, we have agreed to participate in a large-scale LASD training exercise which will include interfacing our products with other emergency resources, including helicopter-mounted cameras and existing emergency response communications systems, with an eye to a force-wide deployment of the SafetyNet(TM) system with the LASD in Los Angeles County. We have been informed that the LASD, like the LAPD, is also receiving funding for emergency communications systems.

The LAPD and the LASD work closely together in responding to emergency incidents in the greater Los Angeles area. The City and County of Los Angeles have a formal emergency management agreement spelling out protocols and operating procedures to ensure smooth emergency response and recovery operations. This agreement was adopted by the Council of the City of Los Angeles and the Los Angeles County Board of Supervisors in 1995. Post 9-11, the Los Angeles Police Department has identified approximately 600 high risk security targets. Many of these are private sector facilities. In 1995, Los Angeles County and the City of Los Angeles formed the Terrorism Early Warning Group. Membership in this group includes representatives from the LASD, the LAPD, the Los Angeles County Fire Department, and other agencies. The group provides full time capability to assess and recommend responses to potential threats, and works closely with the California National Guard and the Federal Bureau of

Investigation. After working for over a year with the LASD's Special Enforcement Bureau we have developed products which meet tactical and operational needs for both day to day law enforcement activities, and for responding to terrorist attacks or potential terrorist threats. As early as February 12, 2003, we conducted a test of our SafetyNet(TM) system at the LASD's Emergency Operations Bureau before members of the Terrorism Early Warning Group. That test confirmed our system's ability to provide real-time information to emergency responders.

The DHS intends to develop a national emergency communication plan to establish national standards for technology acquisition and require all state and local programs to purchase emergency communications equipment funded through federal grants to demonstrate progress in achieving interoperability with other emergency response agencies. We believe that, by working with the LAPD and LASD to implement the SafetyNet(TM) regionally in Southern California, we will go a long way toward establishing our products as standards for national implementation and deployment.

Production and product development
----------------------------------
We do not anticipate spending significant funds on research and development over the next 12 months. Instead, we are focusing on finalizing production models of our products, planning to reduce production costs through economies of scale, and entering into collaborative relationships with other companies that will be providing components for our products. For example, we will be working with the Redmond, Washington based 3Netics Corporation on engineering certain imbedded components for our products. 3Netics engineers will work to support our in-house product design staff.

We anticipate purchasing significant tools and equipment incidental to the production of our products at the Van Nuys, California facility. This facility is located in a State of California enterprise zone. Businesses operating in this enterprise zone can reduce their state tax burden significantly through a variety of tax credits and related incentives, including tax credits for sales or use taxes paid on qualified machinery purchased for the facilities; a hiring credit for each qualified employee hired; a 15-year carryover of up to 100% of net operating losses; expensing up to $40,000 of certain depreciable property; and preference points on state contracts. We anticipate hiring several production employees to work in that facility over the next 12 months, dependent upon our sales volume and product delivery schedules.

Item 7.  Financial Statements
-----------------------------

The financial statements required by Item 7 are attached to the body of this annual report and are filed as part of this report as pages F-1 through F- 33. The Index to the financial statements appears on page 36.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B except as follows: on June 3, 2003, we replaced our independent auditors, Stonefield Josephson, Inc., with a new independent auditor, Kelly & Company. During the fiscal year ending July 31, 2002, and the subsequent interim period through January 31, 2003, and through June 3, 2003, there were no disagreements between us and Stonefield Josephson, Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements, if not resolved to Stonefield Josephson, Inc.'s satisfaction, would have caused Stonefield Josephson, Inc. to make reference to the subject matter of the disagreement in connection with its reports. However these reports did contain an explanatory paragraph discussing matters that raised substantial doubt as to the Company's ability to continue as a going concern. The decision to change accountants was approved by a quorum of our board of directors upon the recommendation of its officers. None of the reportable events, items, or circumstances listed in Item

304(a)(2) of Regulation S-B occurred during the fiscal year ending July 31, 2002, or during the subsequent interim period through January 1, 2003. Pursuant to Item 304(a)(3) of Regulation S-B, we requested Stonefield Josephson, Inc. to review the disclosure in the current report on Form 8-K which we filed on June 10, 2003 and requested from Stonefield Josephson, Inc. a letter addressed to the Commission stating whether it agrees with the statements we made in that current report. On June 16, 2003 we filed an amendment to that current report which included Stonefield Josephson, Inc.'s letter. The current report and amendment thereto are specified in Item 13 below and incorporated herein by reference.

Item 8A. Controls and Procedures.
---------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report and within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.



                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
---------------------------------------------------------------------

Executive Officers and Directors.

We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We have acquired "key man" life insurance on our CEO and COO to mitigate the risk of losing their services. We have also entered into employment agreements with each of our key executives. We cannot guaranty that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, we cannot guaranty that we will be able to continue to do so. Our officers and directors will hold office until their resignations or removal.

The following table sets forth information regarding our officers, directors and key consultants. None of our officers or directors are officers or directors of any other reporting company.

====================== ==== =================================================
Name                   Age  Position
---------------------- ---- -------------------------------------------------
---------------------- ---- -------------------------------------------------
Eric D. Johnson        39   president, chief executive officer and chairman
---------------------- ---- -------------------------------------------------
---------------------- ---- -------------------------------------------------
Richard C. Reincke     46   secretary, chief operating officer and director
---------------------- ---- -------------------------------------------------
---------------------- ---- -------------------------------------------------
Joseph Grillo          46   director and marketing consultant
---------------------- ---- -------------------------------------------------
---------------------- ---- -------------------------------------------------
Richard C. Grosser     67   chief technology officer
---------------------- ---- -------------------------------------------------
---------------------- ---- -------------------------------------------------
Joseph P. King         42   director and special consultant
---------------------- ---- -------------------------------------------------
---------------------- ---- -------------------------------------------------
George Farquhar        62   Consultant - government contracts
---------------------- ---- -------------------------------------------------
---------------------- ---- -------------------------------------------------
Richard Kitynsky       46   consultant - military applications
====================== ==== =================================================

Eric Johnson, Chairman/CEO & Co-Founder

Mr. Johnson has been our president, chief executive officer and chairman of our board of directors since our incorporation on January 16, 2002. He is responsible for the strategic direction and for all operations of the company, including sales & marketing, contracting, and product development. Mr. Johnson is a graduate of the University of New York. In 1983, he joined the United States Army and served for six years in Military Intelligence. Mr. Johnson attended the Defense Language Institute in Monterey, California and is fluent in German. After receiving his Top Secret Security Clearance-SCI, Mr. Johnson worked with the International Security Command (INSCOM) and the National Security Agency (NSA) and was stationed in Europe. In addition to working on several classified projects, Mr. Johnson led a team that was responsible for Military Intelligence collection and analysis in Eastern Europe. Mr. Johnson received an honorable discharge in 1990. After leaving the military, Mr. Johnson joined Equity Services, Inc., a national full service broker-dealer as a registered representative, where he provided financial planning and investment advisory services to high net worth individuals and closely held businesses until July 1997. From July 1997 through late 1999, he was a self-employed business consultant. In January 2000, he co-founded StrategicParts.com, Inc., an on-line collaboration hub for electronics manufacturers. He served as president and chief executive officer of that company until April 2001, when he resigned to devote his full time to Aegis. Mr. Johnson is not an officer or director of any other reporting company. Mr. Johnson is an active member of the National Defense Industrial Association (NDIA) and the Security Industry Association
(SIA).

Richard C. Reincke, Chief Operating Officer

Mr. Reincke has been working with the company since its inception and became our chief operating officer on May 1, 2002, our secretary on June 1, 2002, and one of our directors on July 3, 2002. As Chief Operating Officer of Aegis, Mr. Reincke is responsible for the day-to-day operations of the company including executing the company's business strategy, product distribution and service, and meeting financial goals. Mr. Reincke has extensive experience in business operations, securities filings with the SEC and state regulatory agencies, corporate and transactional matters, investor relations, and other matters relating to public companies. From 1996 to April 2002, Mr. Reincke was a self-emloyed contractor providing consulting services to law firms in Southern California primarily in the areas of securities filings with the SEC and state regulatory agencies, and corporate and transactional matters. In February 2003, Mr. Reincke authored a special report to the Department of Homeland Security entitled Homeland Security: Information Sharing and Communication Interoperability for Our Nation's First Responders, a comprehensive assessment of technical and political problems which have contributed to the current deficiencies in emergency communications systems available to law enforcement, firefighters, and emergency medical technicians. Mr. Reincke has been the company's primary liaison with law enforcement, the military, and members of Congress, as well as the Department of Homeland Security and its constituent agencies, including the Federal Emergency Management Agency and the United States

Coast Guard, in promoting the Aegis SafetyNetT technologies and products. He is also working closely with the Security Industry Association and the company's marketing and business development consultants in planning regional and national roll-outs of the company's products. Mr. Reincke was a National Merit Scholar in 1975 and successfully completed training as an undergraduate at Marine Corps Officer Candidate School in Quantico, Virginia in 1976.

Joseph Grillo, Director

Mr. Grillo has been a director since August 15, 2002 and will serve as an outside sales and marketing consultant. He has been in the access control and security systems industry since 1981. Mr. Grillo was recently named President and CEO of the ASSA ABLOY Identification Technology Group. Prior to his current position, Mr. Grillo served as President and CEO of HID Corporation, which he joined as the national sales manager in April of 1993. He was promoted to executive vice president of sales and marketing in 1999, and chief operating officer in 2000. In January of 2001, he became president and chief executive officer of HID Corporation when the previous president retired and when HID Corporation was acquired by ASSA ABLOY. HID Corporation is the largest manufacturer of contactless access control readers and cards for the security industry and pioneered the development of radio frequency identification (RFID) technology for security. HID was acquired by ASSA ABLOY AB in 2000 and became part of the ASSA ABLOY Identification Technologies Group in 2002. The ASSA ABLOY Identification Technologies Group is comprised of a research and development center, three product companies (including HID Corporation), and four sales and distribution companies. The parent company to all of these entities, ASSA ABLOY AB, is the world's leading manufacturer and supplier of locks and associated products, dedicated to satisfying end-user needs for security, safety and convenience. Current sales for the related entities are in excess of 2 billion USD and they collectively have over 25,000 employees. Before joining HID, Mr. Grillo worked as a branch and regional manager for Security Specialists, a regional sales manager for National Control Systems (now ITI) and Kidde Automated Systems (currently a division of TYCO). He graduated magna cum laude from the University of Connecticut Business School with an undergraduate degree in Finance and Economics in 1979. He currently serves as President Elect of the Security Industry Association (SIA) and is a member of ASIS (American Society of Industrial Security).

Richard C. Grosser, Chief Technology Officer
Mr. Grosser became our chief technology officer in March, 2003. As Chief Technology Officer of Aegis, Mr. Grosser is responsible for all R&D, engineering, and software development. Mr. Grosser is a nationally recognized expert in wireless communications, software, and security solutions. He holds patents on data communications devices, robotic control systems, math processors and security devices. He pioneered advancements in the field of digital servo systems and parallel processing and has extensive experience in a broad range of software development, computing technology, prototype development and robotics. Mr. Grosser remains on the cutting edge of new technologies: he published his methodology for secure wireless networking (entitled A Layered Approach to Security for Wireless Networks) in the October 2002 issue of Computerworld. His inventions include techniques for the rapid calculation of transcendental functions; the first digital control system for a large hydraulic robot used to change out nuclear cores in submarines; and new medical diagnostic devices for the non-invasive diagnosis of coronary artery disease by passive sonar. He also invented and prototyped digital signal processing systems for the analysis of electrocardiographic (ECG) data. He also has experience in biometrics, data mining and security applications of neural networks, fiber optic networking, open path laser optical networking, and VOIP (Voice Over Internet Protocol) over
802.11. As a member of the Institute of Electrical and Electronics Engineers
(IEEE) Standards Association, COMSEC (Communications Security) and EMC (Electromagnetic Compatibility) groups, Mr. Grosser researched and developed policies concerning potential radio interference issues for Kaiser Permanente hospitals. Mr. Grosser is also founder and chairman of the Philadelphia Chapter of Robotics International and a member of the California HealthCare Foundation and the Society of Manufacturing Engineers. He has been a Speaker at the International Conference on Economics at Brown University. He holds a Bachelor of Science in Economics from The Wharton School, University of Pennsylvania, where he minored in Electrical Engineering and where he built one of the first computerized economic models while a Research fellow for Nobel Laureate, Dr. Laurence Klein. He is a Certified Manufacturing Engineer trained in Neural Network design and has published several technical articles.

Joseph P. King has been a director of the company since July 3, 2002 and currently operates as a special consultant to the company because he is still on active duty with the U.S. Army as a Master Sergeant working for Special Forces Command evaluating new technologies and equipment. He has completed 20 years of service and anticipates retiring from the U.S. Army in February 2003. After his retirement, Mr. King intends to join the company as a full-time employee. Mr. King has served with the U.S. Army Special Forces for the last 15 years, and served in the 5th Special Forces Group (Airborne) for more than nine years. While there, he served on an operational detachment, responsible directly to the Joint Chiefs of Staff, to provide security assessments for United States Embassies and Consulates throughout the Middle East. He led these assessments, collected on-site information, developed plans and produced final products to high level Department of Defense Agencies. Mr. King has received a broad spectrum of training including the most demanding the U.S. Army provides. He has significant experience with Computer Automated Drawing software and hardware applications. In addition, Mr. King was responsible for planning, equipping and training a newly formed Counter-Terrorism detachment in 1994 and 1995. Mr. King currently holds a Top Secret Security Clearance-SCI. He recently was assigned to a new duty position as Operations Sergeant for the United States Army Special Operations Command Special Operations Research Support Element. His duties include finding, developing, evaluating and implementing emerging technologies from all aspects of the commercial sector, for the purpose of moving Special Operations warfare into the 21st century. Mr. King is not an officer or director of any other reporting company.

In addition to our officers and directors, we have certain key consultants, one of whom is an officer of another reporting company:

George R. Farquhar has been a consultant to the company since January, 2002 and is currently working with the company in government contract acquisition and administration. From 1996 to the present he has also served as corporate secretary and chief financial officer of Vitatonics Corp., a reporting company which participates on the OTC Bulletin Board. Mr. Farquhar earned his Masters of Business Administration degree in finance from the University of Southern California and his Certified Public Accountant certificate after joining the Los Angeles Office of Price Waterhouse. He has served as the president of two companies, each with annual revenues in excess of $200,000,000. Specifically, he was president of A-Mark Precious Metals, Inc. from 1973 to 1978. He was also president of A-Mark Trading Company from 1974 to 1978. Both companies were privately owned. In addition to his positions with Aegis and Vitatonics Corp., for the past 17 years he has been a business consultant to publicly traded companies as president of Hamilton Partners Incorporated and through Maroka, Inc., a consulting company which he owns. He is not an officer or director of any reporting company.

Richard Kitynsky is a consultant and shareholder who is working with us to integrate Aegis products into training simulations for military and law enforcement utilizing our Aegis SafetyNet.TM Mr. Kitynsky possesses senior management experience with ten years of service with the United States Army Special Forces and a total of over 24 years of service with the United States Army, from which he retired in November 2000 at the rank of Sergeant First Class. He is currently employed by DyneCorp Technical Services, headquartered in Texas. Mr. Kitynsky served in the 7th Special Forces Group (Airborne) for more than fourteen years. While there, he served on an operational detachment responsible directly to the Joint Chiefs of Staff, to provide security assessments of United States Embassies and Consulates throughout South America. Mr. Kitynsky led these assessments, collected on-site information, developed plans and produced final products to high level Department of Defense agencies. Mr. Kitynsky possesses a Top Secret SBI clearance. Mr. Kitynsky is not an officer or director of any reporting company.

Advisory Board. In addition to the expertise of our management, our Board of Directors authorized the formation of an Advisory Board of subject matter experts in the fields of finance, wireless communications, security, government contracting, military affairs and law enforcement which will provide its collective expertise, experience and advice to the Board of Directors. The main goals of the Advisory Board will be to introduce us to business contacts that will be beneficial to the company in building our revenue base, and to consult with our technical staff in further improving our wireless technologies.

The first five members of the Advisory Board include the current Chief Information Officer for the Naval Reserve Security Group Command located in Forth Worth, Texas; a nationally recognized M.D./PhD. who is one of the few certified instructors in medical management of weapons of mass destruction in the world and who serves as an advisor to major government agencies and medical institutions in counter terrorism planning and response; an industrial facility engineer for the U.S. Environmental Protection Agency headquartered in Washington who has been instrumental in providing emergency response planning for the EPA and major oil companies; an expert in broadband wireless technologies in California who maintains significant relationships with major technology, media, entertainment and leisure companies; and an experienced automation engineer with a background in embedded systems, biotechnology, semiconductors, and robotics, as well as extensive experience in creating and implementing marketing programs for high-technology equipment, especially new and innovative products. We will be adding several additional members in the near future. Current information about the Advisory Board and its members will be posted on our website at www.aegiscorporate.com.

There is no family relationship between any of our officers or directors except as follows: Mr. King is Mr. Johnson's brother-in-law. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Code of Ethics. In order to participate in grant applications with the National Institute of Justice, the company, through a resolution of its Board of Directors dated March 12, 2003, adopted written standards designed to promote honest and ethical conduct by its officers, directors and employees. Among other things, the Board resolved that it will establish safeguards to prohibit employees, including officers, from using their positions for a purpose that is or gives the appearance of being motivated by a desire for private gain for themselves or others, particularly those with whom they have family, business or other ties. The company will provide any person, without charge, upon request, a copy of such written standards by sending a written request to the company's COO, Richard Reincke, at the company's offices in Newport Beach, California.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires the company's executive officers and directors and persons who beneficially own more than 10% of a registered class of a company's Common Stock ("reporting persons") to file initial reports of ownership and reports of changes in ownership with the SEC. Such reporting persons are required by SEC regulations to furnish us with copies of all such reports that they file. Based solely upon a review of copies of such reports furnished to us during the year ended July 31, 2003 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe that, during our fiscal year ended July 31, 2003, all section 16(a) filing requirements applicable to our reporting persons were complied with.

Item 10.  Executive Compensation
---------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us for the year ended payable to our president and our other executive officers during the years ended July 31, 2002 and July 31, 2003. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.



                                                   SUMMARY COMPENSATION TABLE
                                                                                Long Term Compensation
                                                                        ---------------------------------------
                                           Annual Compensation*                     Awards              Payouts
                                      ------------------------------    --------------------------     --------
          (a)                (b)       (c)     (d)          (e)            (f)             (g)            (h)          (i)
                                                                        Restricted
                                                                          Stock         Securities     LTIP         All Other
   Name and Principal                Salary   Bonus    Other Annual      Award(s)       Underlying     Payouts     Compensation
        Position         Fiscal Year   ($)     ($)   Compensation ($)      ($)       Options/SARs (#)     ($)          ($)
 --------------------  -------      --------------------------------    ----------------------------    ------    -----------
      Eric Johnson       2002        114,000                                         875,000 at $.10
          CEO                                    0        N/A              N/A       300,000 at $.30      N/A        N/A

                         2003        125,400                                         300,000 at $1.10
-------------------------------------------------------------------------------------------------------------------------------
                         2002        96,000                                          625,000 at $.10
    Richard Reincke                                                                  250,000 at $.30
          COO                                    0        N/A              N/A                            N/A        N/A
                         2003        105,600                                         200,000 at $1.10
-------------------------------------------------------------------------------------------------------------------------------
    Richard Grosser      2003        125,000     0        N/A              N/A       200,000 at   $1.00   N/A        N/A
          CTO                                                                        300,000 at  $1.10
*Fiscal year ended July 31, 2002 began at inception Jan. 16, 2002; figures in chart reflect full 12 month compensation.


Compensation of Directors. Our directors who are also our employees or consultants receive no extra compensation for their service on our Board of Directors.

Employment Contracts. We have entered into employment agreements with Eric Johnson, Richard Reincke, Richard Grosser and Stephen Stubblefield. Those agreements have previously been filed with the Securities and Exchange Commission. In January 2003 we entered into a three-year employment agreement with Robert Alcaraz to serve as our vice president of business development. Mr. Alcaraz resigned from that position effective July 1, 2003 to pursue other business opportunities.

Stock options granted. The table below specifies option grants in the last fiscal year to our officers and directors.


                               Option/SAR Grants in Last Fiscal Year
                                      Individual Grants

      (a)                     (b)                             (c)                         (d)                (e)
                 Number of Securities Underlying   % of Total Options/SARs Granted    Exercise or Base    Expiration
     Name            Options/SARs Granted (#)         to Employees in Fiscal Year       Price ($/Sh)        Date
 ------------   --------------------------------    ------------------------------    --------------    -------------
 Eric Johnson,            300,000                               19.7%                     $1.10          7/17/2006
      CEO
----------------------------------------------------------------------------------------------------------------------
    Richard               200,000                               13.2%                     $1.10          7/17/2006
 Reincke, COO
----------------------------------------------------------------------------------------------------------------------
    Richard               200,000                               32.9%                     $1.00          3/30/2006
 Grosser, CTO             300,000                                                         $1.10          11/30/2006
----------------------------------------------------------------------------------------------------------------------
Joseph Grillo,            400,000                               26.3%                     $.30           6/1/2006
   Director



Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners. Other than directors and officers, there are no beneficial owners of 5% or more of our issued and outstanding common stock.

Security Ownership by Management. The following table specifies the capital stock ownership of our officers, directors and key employees. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionee, and the percent of class owned in the table below is calculated assuming the exercise of all options exercisable within 60 days. Subject to community property laws, where applicable, the persons or entities named in the table below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.



================================ ============================== =============
                                                                Approximate
                                   Title of Class and Number     Percent of
Name of Beneficial Owner                of Shares Owned**          Class
-------------------------------- ------------------------------ -------------
-------------------------------- ------------------------------ -------------
Eric Johnson, President; Chief         Common -4,917,500 *           33%
Executive Officer; Chairman
-------------------------------- ------------------------------ -------------
-------------------------------- ------------------------------ -------------
Richard Reincke, Chief Operating       Common - 1,860,000            13%
Officer; Secretary; Director
-------------------------------- ------------------------------ -------------

-------------------------------- ------------------------------ -------------
Joseph P. King, Director               Common - 3,405,000            23%
-------------------------------- ------------------------------ -------------
-------------------------------- ------------------------------ -------------
Richard Grosser, Chief                 Common - 500,000**            3%
Technology Officer
-------------------------------- ------------------------------ -------------
-------------------------------- ------------------------------ -------------
George Farquhar, Consultant             Common - 500,000             3%

-------------------------------- ------------------------------ -------------
-------------------------------- ------------------------------ -------------
Joseph Grillo, Director                Common - 400,000**           2.7%

-------------------------------- ------------------------------ -------------
-------------------------------- ------------------------------ -------------
All officers and directors             Common - 11,582,500          77.7%
                                 (includes exercisable options)
================================ ============================== =============

*Includes 1,000,000 shares held in the name of Mr. Johnson's spouse and 350,000 shares held by EDJ Holdings, Inc., a corporation controlled by Mr. Johnson, and also includes options which are currently exercisable.
**Includes all options to purchase shares of our common stock that can be exercised within 60 days from the date of this annual report.

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.

The following options held by our officers and directors are outstanding as of October 27, 2003:

o Joseph Grillo has options to purchase up to 400,000 shares of our common stock at $0.30 per share.

o Eric Johnson has options to purchase up to 775,000 shares of our common stock at $0.10 per share, 300,000 shares of our common stock at $0.30 per share and 300,000 shares of our common stock at $1.10 per share.

o Richard Reincke has options to purchase up to 555,000 shares of our common stock at $0.10 per share, 250,000 shares of our common stock at $0.30 per share and 200,000 shares of our common stock at $1.10 per share.

o Richard Grosser has options to purchase up to 200,000 shares of our common stock at $1.00 per share and 300,000 shares of our common stock at $1.10 per share.

The $0.10 options described above were exercisable as of January 1, 2003 and expire January 1, 2006. Except for Mr. Grillo's options, the $0.30 options described above were exercisable as of June 1, 2003 and expire June 1, 2006. Mr. Grosser's options at $1.00 expire March 30, 2006 and his $1.10 options expire November 30, 2006. Mr. Reincke's $1.10 options and Mr. Johnson's $1.10 options expire July 17, 2006.

Changes in Control. We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403 of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------


Related Party Transactions. During the period from January 16, 2002 (inception) to July 31, 2002, the company was advanced $22,792 for various expenses from Eric Johnson, our president and chief executive officer ("CEO"). In August 2002, the company aggregated various advances into a promissory note in the amount of $28,000. The note bears interest at the rate of 8% per annum and is due on demand. The proceeds of this note were used for operating purposes. The outstanding balance due on this note at July 31, 2003 was $2,967. The company accrued $1,206 for unpaid interest and is included in accounts payable and accrued expenses.


During the period from January 16, 2002 (inception) to July 31, 2002, the company was advanced $1,500 for various expenses from Richard Reincke, our secretary and chief operating officer ("COO"). In August 2002, the company aggregated various advances into a promissory note in an initial amount of $10,000 dated August 14, 2002. The note bears interest at the rate of 8% per annum, is due on demand and the proceeds were used for operating purposes. During the year ended July 31, 2003, the company accrued $700 for unpaid interest and is included in accounts payable and accrued expenses. During the year ended July 31, 2003, additional funds were advanced with the balance at July 31, 2003 amounting to $13,450.

During the year ended July 31, 2003, the Company has accrued wages payable to key executives totaling $239,295, with an outstanding balance of $112,003 at July 31, 2003 and included in accounts payable and accrued expenses.

Transactions with promoters. In February 2002, we issued 10,000,000 shares of our common stock in exchange for services related to our incorporation and initial business activities. In July 2002, our board of directors determined that we had not received consideration for the issuance of 1,650,000 of those shares of our common stock, and we canceled those shares, leaving 8,350,000 common shares issued to founders, valued at $8,350. The founders' shares were valued at par value, or $.001 per share, which represented the fair market value of our stock on the date of issuance.

The following individuals were issued founders' shares for the services indicated:

     o Eric Johnson, our president, chief executive officer and chairman, received 3,550,000 shares of our common stock for initial capitalization and services related to our incorporation. Specifically, Mr. Johnson assisted in the initial incorporation and helped formulate our business plan. His shares were valued at $.001 per share.

     o Mr. King, a member of our board of directors, received 3,405,000 shares of our common stock for services related to our initial incorporation including assisting in the formulation of our business plan and product development. His shares were valued at $.001 per share.

     o Mr. Reincke received 800,000 shares of our common stock for services related to our initial incorporation including assisting in the filing documents related to our incorporation, general office duties, and formulation of our business and marketing plans. His shares were valued at $.001 per share.

     o Mr. Farquhar received 500,000 shares of our common stock for his services related to incorporation including the formulation of our marketing plans and the determination of our initial start-up costs. His shares were valued at $.001 per share.

     o Robin J. Gamma was issued 20,000 shares of our common stock for secretarial and administrative services performed during our inception.

     o Corree Larsen was issued 20,000 shares of our common stock for secretarial and administrative services performed during our inception.

     o Richard Kitynsky was issued 50,000 shares of our common stock for helping to formulate our business plan and provided expertise relating to vulnerability assessments and military communications which helped in product development.

     o Daniel Hiliker was issued 5,000 shares of our common stock for software development services performed during our inception.

Other relationships. The company has entered into several transactions with Lars Johnson, who is the brother of our CEO. On September 16, 2002, Mr. Johnson and his wife purchased 50,000 shares of our common stock through a private placement at $0.25 per share, which was the same price paid by all other subscribers to that private placement. Since that private placement was the company's first financing, all of the subscribers were friends, family members or long-time business associates of our officers and directors, and none of those subscribers, including Mr. Johnson, received any preferential pricing or treatment. In February 2003 we issued $17,000 of 8% Convertible Debenture in a private placement for a principal amount of $17,000 to Mr. Johnson. The note was convertible at any time after March 28, 2003 at a conversion price of $1 per share. The debenture was unsecured and was due and payable on February 1, 2004. In May 2003, Mr. Johnson converted the $17,000 principal amount of the debenture along with accrued interest into 17,510 shares of common stock. In October 2002, we entered into a consulting agreement with Mr. Johnson, and he was compensated with a total of 100,000 shares of common stock. He also received options to purchase 225,000 shares of our common stock exercisable at $0.30 per share during the exercise period from January 1, 2003 to June 1, 2006. The fair value of the common stock on date of issuance was $.25 per share. Using the Black Scholes Option pricing model, total value of these options amounted to $187,065, which will be amortized over the service period. In July 2003, these options were exercised in exchange for a note receivable of $67,500. In May 2003, Mr. Johnson converted 12,520 shares of our Series A 8% Preferred Convertible stock along with accrued interest into 64,172 shares of our common stock.


Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

Exhibit No.

3.1   Amended and Restated Certificate of Incorporation*

3.2   Bylaws*

4.    Instruments Defining Rights of Security Holders (Stock option plan*)

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

10.9  Consulting Agreement with David Smith (1st)***

10.10 Addendum to Robert Alcaraz Employment Agreement***

10.11 Employment Agreement with Richard C. Grosser****

10.12 Consulting Agreement with Steven Stein*****

10.13 Consulting Agreement with Chris Cota*****

10.14 Consulting Agreement with Lou Alonzi*****

10.15 Consulting Agreement with Brian Quinn*****

10.16 Consulting Agreement with David Smith (2nd) *****

11.   Statement Re: computation of per share earnings (loss)**

16.   Letter on change in certifying accountant******

23.   Consent of experts and counsel*

99.1  Section 906 Certification by Chief Executive Officer

99.2  Section 906 Certification by Chief Financial Officer

*Previously filed as exhibits to our Registration Statement on Form SB-2 filed October 9, 2002 and incorporated herein by this referent.
**Included in financial statements
*** Included as exhibits to Amendment No. 4 to our registration statement filed on February 19, 2003 and incorporated herein by this reference.
**** Filed as an exhibit to our quarterly report for the period ended January 31, 2003 and incorporated herein by this reference.
*****Filed as an exhibit to a Registration Statement on Form S-8 on September 4, 2003 and incorporated herein by this reference.
******Filed as an exhibit to an amended current report on Form 8-K on September 16, 2003 and incorporated herein by this reference.

(b) Reports on Form 8-K
-----------------------

One report on Form 8-K and one amended report on Form 8-K/A were filed during the last quarter of the period covered by this annual report on Form 10-KSB. We filed a report on June 10, 2003, specifying a change in auditors from Stonefield Josephson, Inc. to Kelly & Company. On June 16, 2003, we filed an amended report which included Stonefield Josephson, Inc.'s comment letter regarding the change in auditors.

Subsequent to July 31, 2003, we filed two reports on Form 8-K (dated September 8, 2003 and October 8, 2003) which included copies of our press releases in compliance with Regulation FD.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

Audit fees. We received aggregate billings from our first auditor, Stonefield Josephson, Inc., of $14,733 for the audit of our annual financial statements for the fiscal year ending July 31, 2002 and for review of our quarterly statements through January 1, 2003. We incurred fees of $2,500 from Kelly & Company for review of our last quarterly statement and of approximately $28,000 for the audit of our annual financial statements for the fiscal year ending July 31, 2003.

Before Kelly & Company was engaged by the company to render audit services, the engagement was approved by the company's Board of Directors, including the audit committee. The circumstances surrounding the engagement of Kelly & Company are specified in current reports filed with the Securities and Exchange Commission. Specifically, we filed a report on June 10, 2003, specifying a change in auditors from Stonefield Josephson, Inc. to Kelly & Company. On June 16, 2003, we filed an amended report which included Stonefield Josephson, Inc.'s comment letter regarding the change in auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Newport Beach, California, on November 4, 2003.

                               Aegis Assessments, Inc.,
                               a Delaware corporation


                      By:      /s/ Eric Johnson
                               ----------------
                               Eric Johnson
                               Its:     principal executive officer
                                        president and a director


                      By:      /s/ Richard Reincke
                               -------------------
                               Richard Reincke
                      Its: secretary, principal financial officer, principal accounting officer and chief operating officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/  Eric Johnson                                    November 4, 2003
         -----------------
         Eric Johnson
Its:     principal executive officer
         president and a director


By:      /s/ Richard Reincke                                  November 4, 2003
         -------------------
         Richard Reincke
Its:     secretary, treasurer and a director


By:      /s/ Joseph King                             November 4, 2003
         ---------------
         Joseph King
Its:     director

Section 302 Certification
--------------------------
 I, Eric Johnson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Aegis Assessments, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

          c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of this annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: November 4, 2003

/s/ Eric Johnson
----------------
Eric Johnson
Chief Executive Officer

Section 302 Certification
-------------------------

I, Richard Reincke, certify that:

1. I have reviewed this annual report on Form 10-KSB of Aegis Assessments, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

          c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of this annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and ]

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: November 4, 2003

/s/ Richard Reincke
-------------------
Richard Reincke
Secretary and Chief Financial Officer

Exhibit 99.1
------------

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Aegis Assessments, Inc., a Delaware corporation (the "Company") on Form 10-KSB for the year ending July 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Eric Johnson, Chief Executive Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Eric Johnson
----------------
Eric Johnson
Chief Executive Officer
November 4, 2003

Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Aegis Assessments, Inc. a Delaware corporation (the "Company") on Form 10-KSB for the year ending July 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Richard Reincke, Secretary and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Richard Reincke
-------------------
Richard Reincke
Secretary and Chief Financial Officer
November 4, 2003

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                              Financial Statements

                        As of July 31, 2003 and 2002 and
                        For the Year Ended July 31, 2003,
      For the Period from January 16, 2002 (Inception) to July 31, 2002 and
        For the Period from January 16, 2002 (Inception) to July 31, 2003

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                        Index to the Financial Statements
                        As of July 31, 2003 and 2002 and
                        For the Year Ended July 31, 2003,
      For the Period from January 16, 2002 (Inception) to July 31, 2002 and
        For the Period from January 16, 2002 (Inception) to July 31, 2003






Independent Auditors' Opinion.......................................................................................F-1

Financial Statements:

   Balance Sheets as of July 31, 2003 and 2002 .....................................................................F-2

   Statements of Operations for the Year Ended July 31, 2003, for the Period
   from January 16, 2002 (Inception) to July 31, 2002, and for the Period from
   January 16, 2002 (Inception) to July 31, 2003 ...................................................................F-4

   Statements of Shareholders' Deficit for the Period from January 16, 2002
   (Inception) to July 31, 2003 ....................................................................................F-5

   Statements of Cash Flows for the Year Ended July 31, 2003, for the Period
   from January 16, 2002 (Inception) to July 31, 2002, and for the Period from
    January 16, 2002 (Inception) to July 31, 2003   ................................................................F-13

Notes to the Financial Statements...................................................................................F-16

                          Independent Auditors' Opinion




Board of Directors and Stockholders
Aegis Assessments, Inc.


We have audited the balance sheet of Aegis Assessments, Inc. as of July 31, 2003, and the related statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Aegis Assessments, Inc. as of July 31, 2002, were audited by other auditors whose report dated August 28, 2002, expressed an unqualified opinion on those statements that included an explanatory paragraph that raises substantial doubt about the Company's ability to continue as a going concern.


We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Aegis Assessments, Inc. as of July 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Kelly & Company
Costa Mesa, California
October 22, 2003

                                       F1

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                             July 31, 2003 and 2002



                                     Assets
                                                        2003            2002
                                                  --------------   -------------

Current assets:

    Cash                                          $       32,932   $       9,481
    Subscription receivable                               -               30,000
                                                  --------------   -------------

           Total current assets                           32,932          39,481

Property and equipment, net of accumulated
 depreciation of $2,349                                   24,243         -
                                                  --------------   -------------

Total assets                                      $       57,175   $      39,481
                                                  ==============   =============


The accompanying notes are an integral part of the financial statements.

                                       F2

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                             July 31, 2003 and 2002



                      Liabilities and Shareholders' Deficit

Current liabilities:

    Accrued payroll                                                     $ 253,771              $24,000
    Accounts payable                                                       60,999               16,200
    Accrued interest - officers                                             1,906            -
    Advances from officers                                                 16,417               24,292
                                                               ------------------   ------------------

           Total current liabilities                                      333,093               64,492
                                                               ------------------   ------------------

Series A 8% convertible preferred stock $0.001 par value;
   200,000 shares authorized, 18,020 issued and  5,500
   shares outstanding (Note 7) as of July 31, 2003. No
   shares were outstanding at July 31, 2002. Liquidation
   preference at July 31, 2003 was $27,500. Subject to
   rescission.                                                             27,500            -
                                                               ------------------   ------------------



Shareholders' deficit:
    Preferred stock - aggregate; $0.001 par value;
      10,000,000 shares authorized for issuance in one
      or more series.                                                    -                    -
    Common stock, $0.001 par value; 100,000,000 shares
      authorized; 11,294,920 and 10,070,000 shares issued
      and outstanding at July 31, 2003 and 2002,
      respectively.                                                        11,296               10,070
    Additional paid-in capital                                          1,442,996               92,284
    Stock and options issued for future services                        (134,244)            -
    Stock subscription receivable - related party                        (67,500)            -
    Deficit accumulated during the development stage                  (1,555,966)            (127,365)
                                                               ------------------   ------------------

           Total shareholders' deficit                                  (303,418)             (25,011)
                                                               ------------------   ------------------
Total liabilities and shareholders' deficit                    $           57,175   $           39,481
                                                               ==================   ==================


The accompanying notes are an integral part of the financial statements.

                                       F3

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2003




                                                                                       For the              For the
                                                                                     Period From          Period From
                                                                  For the         January 16, 2002     January 16, 2002
                                                                Year Ended         (Inception) to       (Inception) to
                                                               July 31, 2003        July 31, 2002        July 31, 2003
                                                            ------------------   ------------------   ------------------
Net revenue                                                         -                     -                    -

General and administrative expenses - other                 $       1,194,324           $  127,365         $   1,321,689
Consulting costs  - related party                                     233,477             -                      233,477
                                                            ------------------   ------------------   ------------------

      Loss before provision for income taxes                      (1,427,801)             (127,365)          (1,555,166)
Provision for income taxes                                                800             -                          800
                                                            ------------------   ------------------   ------------------

Net loss                                                    $     (1,428,601)           $ (127,365)        $ (1,555,966)
                                                            ==================   ==================   ==================



Net loss available to common shareholders
  per common share - basic and diluted                      $          (0.13)           $    (0.02)        $      (0.15)
                                                            ==================   ==================   ==================


Weighted average common shares  - basic and diluted                10,866,797             8,098,871           10,218,524
                                                            ==================   ==================   ==================



                                       F5

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2003


                                                                                Stock and                      Deficit
                                                                                 Options     Receivable      Accumulated
                                                                 Additional       Issued        From         During the
                                       Common        Common       Paid-In       For Future   Exercise of     Development
                                       Shares         Stock       Capital        Services   Stock Option        Stage       Total
                                     ----------    ----------   ------------  ------------ --------------   -------------  ------
Balance at January 16, 2002,
inception                                    -            -         -             -              -               -             -



Issuance of founders shares at the
 par value of $0.001 per share in
 February 2002 for cash                8,350,000     $ 8,350        -             -              -               -         $8,350


Issuance of common stock for
 the value of legal services
 provided at $0.01 per share in
 April 2002                              400,000         400        $3,604        -              -               -          4,004


Issuance of common stock to two
 former officers for the
 then-believed value of services
 provided at $0.01 per share in
 April 2002 (Note 7)                   1,000,000       1,000         9,000        -              -               -         10,000


Issuance of common stock for
 cash at $0.25 per share from
 May 2002 to July 2002                   320,000         320        79,680        -              -               -         80,000

Net loss for the period ended July
 31, 2002                                 -             -              -          -              -          $ (127,365)  (127,365)
                                      ----------    ---------      --------   --------      ---------      ------------  ---------


Balance at July 31, 2002              10,070,000      10,070        92,284        -              -            (127,365)   (25,011)



                                       F5

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2003


                                                                                Stock and                      Deficit
                                                                                 Options     Receivable      Accumulated
                                                                 Additional       Issued        From         During the
                                       Common        Common       Paid-In       For Future   Exercise of     Development
                                       Shares         Stock       Capital        Services   Stock Option        Stage       Total
                                     ----------    ----------   ------------  ------------ --------------   -------------  ------

Issuance of common stock for
 cash at $0.25 per share in
 August 2002 and September
 2002                                214,000      $   214         $53,286         -                 -            -         $53,500


Issuance of stock options to a
 director for future services based
 upon the stock option's fair
 value of $0.30 in August 2002        -                -           54,640         -                 -            -           -
$
(54,640)

Issuance of common stock for
 cash at $0.25 per share
 in September 2002 to a
 related party                        90,000           90          22,410          -                -            -          22,500


Issuance of 100,000 shares
 of common stock for software
 acquired based upon the fair
 value of the stock of $1.00
 per share in October 2002. This
 transaction was subsequently
 rescinded and the software
 returned to the vendor and
 the shares returned to the
 Company in December 2002              -                -               -           -               -             -            -

    The accompanying notes are an integral part of the financial statements.


                                       F6

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2003




                                                                                Stock and                      Deficit
                                                                                 Options     Receivable      Accumulated
                                                                 Additional       Issued        From         During the
                                       Common        Common       Paid-In       For Future   Exercise of     Development
                                       Shares         Stock       Capital        Services   Stock Option        Stage       Total
                                     ----------    ----------   ------------  ------------ --------------   -------------  ------


Issuance of common stock to a
 related party consultant for
 future services based upon the
 fair value of the stock of $1.00
 per share in October 2002             50,000       $ 50          $49,950      $(50,000)      -               -                  -

Issuance of common stock to a
 consultant for future services
 based upon the fair value of the
 stock of $1.00 per share in
 October 2002                         150,000        150          149,850     (150,000)       -                -                 -


Issuance of stock options to a
 related party consultant for
 future services based upon
 a stock option's fair value of
 $0.83 in October 2002                 -                -         187,065     (187,065)       -                -                 -


Issuance of stock options to a
 consultant for future services
 based upon a stock option's fair
 value of $0.83 in October 2002        -                -         124,710     (124,710)       -                -                 -

    The accompanying notes are an integral part of the financial statements.


                                       F7

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2003




                                                                                Stock and                      Deficit
                                                                                 Options     Receivable      Accumulated
                                                                 Additional       Issued        From         During the
                                       Common        Common       Paid-In       For Future   Exercise of     Development
                                       Shares         Stock       Capital        Services   Stock Option        Stage       Total
                                     ----------    ----------   ------------  ------------ --------------   -------------  ------


Issuance of stock options to a
 consultant for future services
 based upon the stock option's
 fair value of $0.83 in November
 2002                                    -                -       $ 83,140     $ (83,140)         -            -                 -

Issuance of common stock to a
 related party consultant for
 future services based upon the
 fair value of the stock at $1.00
 per share in December 2002           50,000            $ 50        49,950       (50,000)         -            -                 -


Issuance of common stock to a
 consultant for future services
 based upon the fair value of the
 stock at $1.00 per share in
 December 2002                         5,000               5         4,995        (5,000)         -            -                 -


    The accompanying notes are an integral part of the financial statements.


                                       F8

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2003




                                                                                Stock and                      Deficit
                                                                                 Options     Receivable      Accumulated
                                                                 Additional       Issued        From         During the
                                       Common        Common       Paid-In       For Future   Exercise of     Development
                                       Shares         Stock       Capital        Services   Stock Option        Stage       Total
                                     ----------    ----------   ------------  ------------ --------------   -------------  ------

The intrinsic value of the
 non-detachable conversion
 rights recognized at the
 date of issuance of the Series
 A 8% Convertible Preferred
 Stock (from November 2002 to
 July 2003) whose conversion terms
 were below their fair value            -              -         $ 9,800            -           -                -         $ 9,800

Issuance of common stock to two
 officers and major shareholders
 to satisfy accrued officers'
 compensation based upon the
 fair value of the stock at $1.00
 per share in December 2002          104,000         $ 104       103,896            -           -                -         104,000

Issuance of 200,000 shares of
 common stock as an inducement
 to defer an officer's
 compensation payments based upon
 the fair value of the stock at
 $1.00 per share in January 2003,
 subsequently rescinded in July
 2003                                   -                -           -              -           -                -             -


    The accompanying notes are an integral part of the financial statements.


                                       F9

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2003




                                                                                Stock and                      Deficit
                                                                                 Options     Receivable      Accumulated
                                                                 Additional       Issued        From         During the
                                       Common        Common       Paid-In       For Future   Exercise of     Development
                                       Shares         Stock       Capital        Services   Stock Option        Stage       Total
                                     ----------    ----------   ------------  ------------ --------------   -------------  ------

Issuance of common stock to a
 consultant for future services
 based upon the fair value of the
 stock at $1.00 per share in
 February 2003                       100,000          $ 100       $99,900       $(100,000)         -              -              -

Issuance of common stock to two
 consultants for future services
 based upon the fair value of the
 stock at $1.00 per share in
 March 2003                          108,571            109       108,462        (108,571)         -              -              -

Issuance of stock options to
 an employee at an exercise
 price below fair value in March
 2003                                   -                -          7,000          -               -              -         $ 7,000

Issuance of stock options to a
 consultant for future services
 based upon the stock option's
 fair value of $0.46 in May 2003        -                -          22,830        (22,830)         -              -               -



    The accompanying notes are an integral part of the financial statements.


                                       F10

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2003




                                                                                Stock and                      Deficit
                                                                                 Options     Receivable      Accumulated
                                                                 Additional       Issued        From         During the
                                       Common        Common       Paid-In       For Future   Exercise of     Development
                                       Shares         Stock       Capital        Services   Stock Option        Stage       Total
                                     ----------    ----------   ------------  ------------ --------------   -------------  ------

Issuance of common shares as
 the result of the exercise of a
 stock option by a related party
 (the brother of an officer and major
 shareholder) that provided for an
 exercise price of $0.30 per share in
 May 2003. The related party issued
 a promissory note to pay for the
 shares issued, which is still
 outstanding as of the report date.    225,000       $ 225        $67,275           -        $(67,500)            -           -


Issuance of common shares to a
 related party in May 2003 as a
 result of the conversion of convertible
 debentures including related accrued
 interest and preferred stock including
 dividends, each with an exercise price
 of $1.00 per share for 17,510 and
 64,172 common shares, respectively.    81,682          82        81,600            -             -                -       $ 81,682


    The accompanying notes are an integral part of the financial statements.


                                       F11

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2003




                                                                                Stock and                      Deficit
                                                                                 Options     Receivable      Accumulated
                                                                 Additional       Issued        From         During the
                                       Common        Common       Paid-In       For Future   Exercise of     Development
                                       Shares         Stock       Capital        Services   Stock Option        Stage       Total
                                     ----------    ----------   ------------  ------------ --------------   -------------  ------

Issuance of investment units
 comprised of one share of
 common stock and two stock
 warrants at a price of $1.50
 per unit in July 2003.               46,667        $    47        $  69,953                                             $    70,000

Amortization of the prepayment
 of future services for the
 year ended July 31, 2003              -                -                 -      $ 801,712        -               -          801,712

Net loss for the year ended July
 31, 2003                              -                -                 -          -            -       $(1,428,601)   (1,428,601)
                                     ----------     ---------    ------------   ---------    ----------  --------------  -----------

Balance at July 31, 2003          11,294,920        $ 11,296       $1,442,996    $(134,244)   $(67,500)   $(1,555,966)   $ (303,418)
                                  ============      ==========   ============   ==========   ==========  ==============  ===========


    The accompanying notes are an integral part of the financial statements.


                                       F12


                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                        For the Year Ended July 31, 2003,
      For the Period from January 16, 2002 (Inception) to July 31, 2002 and
        For the Period from January 16, 2002 (Inception) to July 31, 2003



                                                                                       For the              For the
                                                                                     Period From          Period From
                                                                  For the         January 16, 2002     January 16, 2002
                                                                Year Ended         (Inception) to       (Inception) to
                                                               July 31, 2003        July 31, 2002        July 31, 2003
                                                            ------------------   ------------------   ------------------

Cash flows used in operating activities:

      Net loss                                               $    (1,428,601)           $ (127,365)        $ (1,555,966)

           Adjustments to reconcile net loss to net cash used in operating activities:

               Non-cash items included in the net loss:
               Depreciation                                             2,349             -                        2,349
               Amortization of the prepayment of future services
                from issuance of stock and options                    801,712             -                      801,712
               Issuance of employee stock options                       7,000             -                        7,000
               Issuance of common stock to consultants for
                services                                            -                        22,354               22,354
               Issuance of common shares as officer compensation      104,000             -                      104,000
               The intrinsic value of non-detachable conversion
                rights of the Series A 8% preferred stock               9,800             -                        9,800
               Issuance of stock for payment of interest                2,082             -                        2,082
           Increase in liabilities:
               Accrued payroll                                        229,771                24,000              253,771
               Accounts payable and accrued expenses                   44,799                16,200               60,999
               Accrued interest - officers                              1,906             -                        1,906
                                                            ------------------   ------------------   ------------------

 Net cash used in operating activities                              (225,182)              (64,811)            (289,993)
                                                            ------------------   ------------------   ------------------




    The accompanying notes are an integral part of the financial statements.


                                       F13

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                        For the Year Ended July 31, 2003,
      For the Period from January 16, 2002 (Inception) to July 31, 2002 and
        For the Period from January 16, 2002 (Inception) to July 31, 2003


                                                                                       For the              For the
                                                                                     Period From          Period From
                                                                  For the         January 16, 2002     January 16, 2002
                                                                Year Ended         (Inception) to       (Inception) to
                                                               July 31, 2003        July 31, 2002        July 31, 2003
                                                            ------------------   ------------------   ------------------
Cash flows used in investing activities:

      Payments to acquire property and equipment             $       (26,592)             -               $     (26,592)
                                                             -----------------   ------------------   ------------------


Net cash used in investing activities                                (26,592)             -                     (26,592)
                                                             -----------------   ------------------   ------------------

Cash flows provided by financing activities:

      Proceeds from issuance of preferred stock                        90,100             -                       90,100
      Proceeds from issuance of common stock -
       related party                                                   22,500             -                       22,500
      Proceeds from issuance of common stock                          153,500        $       50,000              203,500
      Proceeds from issuance of debenture                              17,000             -                       17,000
      Advances from officers                                          (7,875)                24,292               16,417
                                                            ------------------   ------------------   ------------------

Net cash provided by financing activities                             275,225                74,292              349,517
                                                            ------------------   ------------------   ------------------

Net increase in cash and cash equivalents                              23,451                 9,481               32,932


Cash and cash equivalents, beginning of period                          9,481             -                    -
                                                            ------------------   ------------------   ------------------


Cash and cash equivalents, end of period                    $          32,932        $        9,481      $        32,932
                                                            ==================   ==================   ==================




    The accompanying notes are an integral part of the financial statements.


                                       F14

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                        For the Year Ended July 31, 2003,
      For the Period from January 16, 2002 (Inception) to July 31, 2002 and
        For the Period from January 16, 2002 (Inception) to July 31, 2003


                                Supplemental Disclosure of Cash Flow Information


                                                                                       For the              For the
                                                                                     Period From          Period From
                                                                  For the         January 16, 2002     January 16, 2002
                                                                Year Ended         (Inception) to       (Inception) to
                                                               July 31, 2003        July 31, 2002        July 31, 2003
                                                            ------------------   ------------------   ------------------



Income taxes paid                                                   -                     -                    -
Interest paid                                                       -                     -                    -


                             Supplemental Disclosure of Non-Cash Financing Activity


Subscription receivable for issuance of
 common stock                                                       -               $  30,000              $  30,000
Issuance of common stock for future services -
 related party                                                  $  17,614                                  $  17,614
Issuance of common stock for future services -
 other                                                          $  39,285                                  $  39,285
Issuance of common stock options for future
 services - related party                                       $  35,974                                  $  35,974
Issuance of common stock options for future
 services - other                                               $  41,371                                  $  41,371
Conversion of debenture and preferred stock
 with related party                                             $  81,682                                  $  81,682
Exercise of stock options with related party in
 exchange for a note receivable                                 $  67,500                                  $  67,500



    The accompanying notes are an integral part of the financial statements.


                                       F15

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        As of July 31, 2003 and 2002 and
                        For the Year Ended July 31, 2003,
      For the Period from January 16, 2002 (Inception) to July 31, 2002 and
        For the Period from January 16, 2002 (Inception) to July 31, 2003


1.    Summary of Significant Accounting Policies
     -------------------------------------------


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


Basis of Presentation


The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company is subject to the risks and uncertainties associated with a new business, has no established source of revenue and has limited sources of equity capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Certain amounts from the prior period have been reclassified to conform to the current year presentation.


Use of Estimates


The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates and assumptions on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and assumptions routinely require adjustment. US GAAP requires management to make estimates and judgments in several areas including those related to the capitalization of development costs of the Company's software, the valuation of the recoverability of those costs, and the fair value of stock-based compensation. Actual results in these particular areas could differ from those estimates.


                                      F16

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        As of July 31, 2003 and 2002 and
                        For the Year Ended July 31, 2003,
      For the Period from January 16, 2002 (Inception) to July 31, 2002 and
        For the Period from January 16, 2002 (Inception) to July 31, 2003



1.    Summary of Significant Accounting Policies, Continued
-----------------------------------------------------------


Basic and Diluted Loss Per Share


In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards (" SFAS") No. 128, Earnings Per Share, the basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of July 31, 2003, the Company had 4,070,000 outstanding stock options, 5,500 shares of Series A convertible preferred stock that can be converted into 27,500 shares of common stock, and warrants that can be converted into 93,334 shares of common stock. The options, preferred stock, and warrants would have an anti-dilutive effect and, therefore, are not included in diluted loss per share.


Property, Plant and Equipment


Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods, generally accelerated depreciation, for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

 Computer hardware and equipment                          7 years

Stock-Based Compensation


The Company accounts for stock-based employee compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, compensation cost is recognized over the vesting period based on the excess, if any, of the fair value of the Company's shares over the employee's exercise price on the date of grant. When the exercise price of the employee options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and


                                      F17

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        As of July 31, 2003 and 2002 and
                        For the Year Ended July 31, 2003,
      For the Period from January 16, 2002 (Inception) to July 31, 2002 and
        For the Period from January 16, 2002 (Inception) to July 31, 2003


1.    Summary of Significant Accounting Policies, Continued
-----------------------------------------------------------


Stock-Based Compensation, Continued


amortized to expense over the vesting period of the individual options in accordance with FASB Interpretation No. 28. In most circumstances, the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant; therefore, no compensation expense is recognized for these options issuances. Options or share awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.


The following table illustrates the effect on net loss and loss per share if the fair value recognition provisions to stock-based employee compensation of FASB No. 123, Accounting for Stock-Based Compensation, had been applied.


                                                                            For the              For the
                                                                          Period From          Period From
                                                       For the         January 16, 2002     January 16, 2002
                                                     Year Ended         (Inception) to       (Inception) to
                                                    July 31, 2003        July 31, 2002        July 31, 2003
                                                 ------------------   ------------------   ------------------

Net loss, as reported                            $     (1,428,601)      $  (127,365)            $ (1,555,966)

Total stock-based employee
 compensation expense determined
 under the fair value based method
 for all awards, net of related
 tax effects                                             (576,882)             -                    (576,882)
                                                 ------------------   ------------------   ------------------

Proforma net loss                                $     (2,005,483)     $   (127,365)              (2,132,848)
                                                 ==================   ==================   ==================

Loss per share:

 Basic and diluted - as reported                  $        (0.13)      $      (0.02)            $      (0.15)
                                                  =================   ==================   ==================
 Basic and diluted - proforma                     $        (0.18)      $      (0.02)            $      (0.21)
                                                  =================   ==================   ==================

                                      F18

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        As of July 31, 2003 and 2002 and
                        For the Year Ended July 31, 2003,
      For the Period from January 16, 2002 (Inception) to July 31, 2002 and
        For the Period from January 16, 2002 (Inception) to July 31, 2003


1.    Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

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


2.    Deferred Income Taxes
---------------------------


The components of the provision for income taxes are as follows:



                                                                             For the              For the
                                                                           Period From          Period From
                                                        For the         January 16, 2002     January 16, 2002
                                                      Year Ended         (Inception) to       (Inception) to
                                                     July 31, 2003        July 31, 2002        July 31, 2003
                                                  ------------------   ------------------   ------------------
 Current tax expense:

     Federal                                              -                     -                    -
     State                                        $             800             -           $              800
                                                  ------------------   ------------------  -------------------


                                                                800             -                          800
                                                  ------------------   ------------------   ------------------
 Deferred tax expense:
     Federal                                              -                     -                    -
     State                                                -                     -                    -
                                                  ------------------   ------------------   ------------------
                                                          -                     -                    -
                                                  ------------------   ------------------   ------------------

 Total provision                                  $             800             -            $             800
                                                  ==================   ==================   ==================


                                      F19

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        As of July 31, 2003 and 2002 and
                        For the Year Ended July 31, 2003,
      For the Period from January 16, 2002 (Inception) to July 31, 2002 and
        For the Period from January 16, 2002 (Inception) to July 31, 2003


2.    Deferred Income Taxes, Continued
--------------------------------------


Significant components of the Company's deferred income tax assets and liabilities at July 31, 2003 and 2002 are as follows:

                                                  2003                   2002
                                           ------------------   ----------------
Deferred income tax assets (liabilities):
    Net operating loss carryforward                 $ 554,298       $   54,563
    Depreciation                                      (1,272)                 -
    Accrued expenses                                  108,715                 -
    Other                                                 272                 -
                                           ------------------           -------

Total deferred income tax asset                       662,013            54,563

    Valuation allowance                             (662,013)          (54,563)
                                           ------------------    --------------

Net deferred income tax asset                       -                    -
                                           ==================   ================

The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them. The valuation allowance increased by $607,450 during the year ended July 31, 2003.


Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:


                                                              For the              For the
                                                            Period From          Period From
                                         For the         January 16, 2002     January 16, 2002
                                       Year Ended         (Inception) to       (Inception) to
                                      July 31, 2003        July 31, 2002        July 31, 2003
                                    -----------------   ------------------   ------------------

 Tax expense at U.S. statutory rate       (34.0)%             (34.0)%             (34.0)%
 State tax provision                          0.1              -                      0.1
 Other                                        0.1              0.1                    0.1
 Change in valuation allowance               33.9                33.9                33.9
                                     ------------        ------------          -----------

 Effective income tax rate                   0.1%                -                   0.1%
                                     ============        ============          ===========

The Company also has federal and state net operating loss carryforwards of $1,293,880 and $1,293,880, respectively. The federal and state net operating loss carryforwards will begin to expire in the years 2022 and 2007, respectively.


                                       F20

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        As of July 31, 2003 and 2002 and
                        For the Year Ended July 31, 2003,
      For the Period from January 16, 2002 (Inception) to July 31, 2002 and
        For the Period from January 16, 2002 (Inception) to July 31, 2003



3.    Related-Party Transactions
--------------------------------

8% Convertible Debentures - Related Party


In February 2003, the Company issued $17,000 of 8% Convertible Debentures (the "debentures") in a private placement to third parties. The debentures were convertible at any time after March 28, 2003 at a conversion price of $1 per share. The debentures were unsecured and were all due and payable on February 1, 2004. In May 2003, a related party (the brother of an officer and major shareholder) acquired all of the outstanding debentures from their holders and then converted the principal amount along with accrued interest into 17,510 shares of common stock.


Consulting Services - Related Party


During October 2002, the Company issued 50,000 shares of its common stock to a related party (the brother of an officer and major shareholder), in exchange for future consulting services valued at $1.00 per share, the fair value per share of the Company's common stock at the date of issuance.


During December 2002, the Company issued 50,000 shares of its common stock to a related party (the brother of an officer and major shareholder) in exchange for future consulting services valued at $1.00 per share, the fair value per share of the Company's common stock at the date of issuance.


During October 2002, the Company issued options to purchase 225,000 shares of the Company's common stock to a related party (the brother of an officer and major shareholder) in exchange for future consulting services. The fair value of the common stock on the date of issuance was $.25 per share. The fair value of these options amounted to $187,065, which will be amortized over the service period.


4.    Preferred Stock Subject to Rescission
-------------------------------------------


The Company has 5,500 shares of the Series A 8% Convertible Preferred Stock (the "preferred shares") outstanding at July 31, 2003. No preferred shares were outstanding at July 31, 2002. The preferred shares are convertible at the option of the individual shareholders. There is a right of rescission (Note 7) that has caused these shares to assume the characteristics of debt, and as such they have been presented between liabilities and shareholders' deficit on the balance sheet.


Each share can be converted on a fractional basis plus any dividends unpaid at the time of conversion into shares of common stock. The common stock will be issued at the lesser of either (i) $1.00 per share, or (ii) a price that equals 90% of the volume weighted average price of our common stock for the 5 trading days immediately preceding the date of conversion, but under this option, in no event


                                      F21

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        As of July 31, 2003 and 2002 and
                        For the Year Ended July 31, 2003,
      For the Period from January 16, 2002 (Inception) to July 31, 2002 and
        For the Period from January 16, 2002 (Inception) to July 31, 2003


4.    Preferred Stock Subject to Rescission, Continued
------------------------------------------------------

     shall the common stock be issued at less than $0.60 per share. Holders of the preferred shares have no voting rights except as required by applicable law.


During the period from November 2002 to July 31, 2003, the Company sold 18,020 preferred shares for $90,100. The Company has recognized an expense for a beneficial conversion feature of $9,800 during the year ended July 31, 2003. During the year ended July 31, 2003, a related party (the brother of an officer and major shareholder) preferred shareholder acquired and then converted 12,520 shares of the outstanding preferred stock along with accrued interest into 64,172 shares of common stock.


5.    Stock Transactions
------------------------

Common Stock


In February 2002, the Company issued 10,000,000 shares of its common stock as founders' shares. In July 2002, the Board of Directors determined that the Company had not received adequate consideration for 1,650,000 of the initial founders' shares and cancelled them. Those shares are not considered in the presentation of common shares outstanding. The remaining 8,350,000 founders' shares were issued at par value ($0.001 per share) for cash to $8,350.


In April 2002, the Company issued 400,000 shares of its common stock for legal services for $4,004, which was the value of the services received by the Company.


In April 2002, the Company issued 1,000,000 shares of its common stock to two individuals who are former officers for $10,000, which was the intended value of the services to be received by the Company. During 2003, the Company filed litigation to recover the share certificates (Note 7). The Company alleged that it had been defrauded by these individuals who had breached their fiduciary duties to the Company and its shareholders. The Board of Directors, upon discovery of these facts, cancelled the stock certificates and sought their return.


During May, June and July 2002, the Company, through a private placement offering, sold 320,000 shares of its common stock at $0.25 per share for $80,000. As of July 31, 2002, the Company had received $50,000 of these proceeds. During the year ended July 31, 2003, the Company received the remaining $30,000.


                                      F22

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        As of July 31, 2003 and 2002 and
                        For the Year Ended July 31, 2003,
      For the Period from January 16, 2002 (Inception) to July 31, 2002 and
        For the Period from January 16, 2002 (Inception) to July 31, 2003

5.    Stock Transactions, Continued
-----------------------------------

Common Stock, Continued


During August and September 2002, the Company, through a private placement offering, sold 214,000 shares of its common stock at $0.25 per share and received proceeds of $53,500.


During August and September 2002, the Company, through a private placement offering, sold 90,000 shares of its common stock at $0.25 per share to two related parties and received proceeds of $22,500.


During October 2002, the Company issued 200,000 shares its common stock, which included the issuance of 50,000 shares to a related party, in exchange for future consulting services valued at $1.00 per share, the fair value per share of the Company's common stock at the date of issuance. As of July 31, 2003, the Company has recognized as an expense $189,583 for consulting services.


During October 2002, 100,000 shares of the Company's common stock were issued in exchange for a software package. In December 2002, the Company rescinded the software purchase agreement, recovered the stock certificates, cancelled the 100,000 shares of common stock and returned the software to the vendor. This vendor is involved in the ongoing litigation the Company now is in with the former officers (Note 7).


During December 2002, 50,000 shares of the Company's common stock were issued to a related party consultant in exchange for future services valued at $1.00 per share, which was the fair value of the Company's common stock on the date of issuance. As of July 31, 2003, the Company has recognized an expense of $42,803 for consulting services.


During December 2002, 5,000 shares of the Company's common stock were issued to consultants at $1.00 per share, which was the fair value of the Company's common stock on the date of issuance, in exchange for expediting the development of the corporate website. As of July 31, 2003, the Company has recognized an expense of $5,000 related to this transaction.


During December 2002, 104,000 shares of common stock were issued, in lieu of cash compensation, to two officers and major shareholders at $1.00 per share, which was the fair value of the Company's common stock on the date of issuance. This transaction satisfied accrued payroll related to the two individuals of $104,000.


                                      F23

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        As of July 31, 2003 and 2002 and
                        For the Year Ended July 31, 2003,
      For the Period from January 16, 2002 (Inception) to July 31, 2002 and
        For the Period from January 16, 2002 (Inception) to July 31, 2003




5.    Stock Transactions, Continued
-----------------------------------

Common Stock, Continued

During January 2003, 200,000 shares of the Company's common stock were issued to an employee at $1.00 per share, which was the fair value of the Company's common stock on the date of issuance, as an inducement to extend compensation payments for past services totaling $200,000. In July 2003, the Company rescinded its agreement with this employee due to lack of contractual performance and cancelled the shares.

In February 2003, 100,000 shares of the Company's common stock were issued to a consultant in exchange for future services totaling $100,000, based on $1.00 per share, which was the fair value of the Company's common stock on the date of issuance. As of July 31, 2003, the Company has recorded $100,000 of expense related to this transaction.

In March 2003, 108,571 shares of the Company's common stock were issued to consultants in exchange for future services totaling $108,571 based on $1.00 per share, which was the fair value of the Company's common stock on the date of issuance. As of July 31, 2003, the Company has recorded $69,286 of expense related to these transactions.

In May 2003, a related party exercised options to purchase 225,000 shares of the Company's common stock in exchange for a note receivable of $67,500.

In February 2003, the Company issued 8% Convertible Debentures in a private placement with a principal amount of $17,000. The debentures were convertible at any time after March 28, 2003 at a conversion price of $1 per share. The debentures were due and payable in February 2004. A related party acquired the debentures from the original purchasers; and in May 2003, the $17,000 principal amount of the debentures along with accrued interest was converted into 17,510 shares of common stock.

In May 2003, a preferred shareholder who is a related party converted 12,520 shares of the preferred stock along with related accrued interest into 64,172 shares of common stock.

In July 2003, through a private placement the Company authorized 300,000 equity units, each of which consisted of one share of the Company's common stock, one warrant to acquire one share of the Company's common stock at $.50 per share, with an exercise period that expires six months after the purchase, and one warrant to acquire one share of the Company's common stock at $1.50 per share, with an exercise period that expires 18 months after purchase. A total of 46,667 equity units were sold at $1.50 per unit (the "units").



                                       F24

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        As of July 31, 2003 and 2002 and
                        For the Year Ended July 31, 2003,
      For the Period from January 16, 2002 (Inception) to July 31, 2002 and
        For the Period from January 16, 2002 (Inception) to July 31, 2003


6.    Stock-Based Compensation
------------------------------

Stock Options


During April 2002, the Company adopted the 2002 Stock Option Plan (the "Plan") to retain the services of persons then serving in certain capacities and to secure the future services of persons capable of serving in similar capacities.


The total number of shares of common stock that may be purchased pursuant to the exercise of options shall not exceed, in the aggregate, 10,000,000 shares of the Company's authorized common stock. However, at no time, shall the number of shares of common stock issuable upon exercise of all issued and outstanding options pursuant to the Plan, or any similar plan adopted by the Company's Board of Directors, exceed a number of shares which is equal to 30% of the then fully diluted outstanding shares of common stock of the Company. The Plan shall be administered by an option committee (the "Committee") consisting of no fewer than two and no more than three members designated by the Board. The termination date of the Plan is December 31, 2007. The purchase price for each share purchasable pursuant to any incentive option shall be determined by the Committee at an exercise price not less than 100% of the fair market value of the common stock on the date of issue. For options granted to individuals or entities possessing greater than 10% of the total combined voting power of all classes of capital stock, the exercise price shall not be less than 110% of the fair market value of the Company's common stock upon the date of issuance.


Options shall be exercisable for a period not to exceed five years from date of grant. For options issued to an individual or entity possessing greater than 10% of the total combined voting power of all classes of capital stock, the options shall be exercisable for a period not to exceed three years. Should the term of services of the optionee terminate or expire, the options will expire no later than one year after the date of termination or expiration.


The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees in accounting for its employee stock options. Accordingly, no compensation expense is recognized in the Company's financial statements related to options issued to employees because the exercise price of the Company's employee stock options equals the market price of the Company's common stock on the date of grant. For options issued to consultants, pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company has recorded compensation costs based on the fair value at the grant date for its stock options.


                                      F25

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        As of July 31, 2003 and 2002 and
                        For the Year Ended July 31, 2003,
      For the Period from January 16, 2002 (Inception) to July 31, 2002 and
        For the Period from January 16, 2002 (Inception) to July 31, 2003

6.    Stock-Based Compensation, Continued
-----------------------------------------


Stock Options, Continued


The following table summarizes information about stock options granted and outstanding at July 31, 2003 and 2002, and the changes during the years then ended.

                                                                 Weighted
                                                                  Average
                                                                 Exercise
                                             Options               Price

Outstanding at January 16, 2002                 -                    -
    Granted                                     2,500,000          $  0.16
    Exercised                                   -                    -
    Cancelled                                   -                    -
                                       ------------------         --------

Outstanding at July 31, 2002                    2,500,000             0.16
    Granted                                     2,545,000             0.71
    Exercised                                   (225,000)             0.30
    Cancelled                                   (750,000)             0.23
                                       ------------------         --------

Outstanding at July 31, 2003                    4,070,000           $ 0.48
                                       ==================         ========


Exercisable at July 31, 2002                    -                   $  -
                                       ==================         ========


Exercisable at July 31, 2003                    3,970,000           $ 0.47
                                       ==================         ========





      The following table summarizes information about stock options outstanding under the Plan at July 31, 2003:


                          Options            Weighted           Weighted            Options             Weighted
      Range of        Outstanding at          Average            Average          Exercisable            Average
   Exercise Price      July 31, 2003      Remaining Life     Exercise Price      July 31, 2003       Exercise Price
 ------------------  -----------------  -----------------  ------------------  -----------------   -----------------


        $0.10                1,500,000               2.42  $            0.10           1,500,000   $            0.10
        $.30                 1,220,000               2.67  $            0.30           1,220,000   $            0.30
    $1.00 - $1.10            1,350,000               2.92  $            1.07           1,250,000   $            1.08
                     -----------------                                         -----------------

                             4,070,000                                                 3,970,000
                     =================                                         =================


                                      F26

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        As of July 31, 2003 and 2002 and
                        For the Year Ended July 31, 2003,
      For the Period from January 16, 2002 (Inception) to July 31, 2002 and
        For the Period from January 16, 2002 (Inception) to July 31, 2003

6.    Stock-Based Compensation, Continued
-----------------------------------------


Stock Options, Continued


The weighted average estimated fair value of stock options granted during the year ended July 31, 2003 and 2002 was $0.43 and $0.00 per share, respectively. These amounts were determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.


The assumptions used in the Black-Scholes option pricing model for stock options granted during the one year period ended July 31, 2003 and for the period from January 16, 2002 (inception) to July 31, 2002 were as follows:


                                                 2003                 2002
                                          ------------------   -----------------

Risk-free interest rate                           1.4%                  5.5%
Expected volatility of common stock              75.0%                  0.1%
Dividend yield                                    -                     -
Expected life of options                       2.5 years            3.0 years
Weighted average fair market value of
 options granted                                 $ 0.43                  -


Employee Stock Option Grants


During April 2002, the Company issued employees options to purchase 250,000 shares of its common stock exercisable at $0.10 per share during the exercise period from January 1, 2003 to January 1, 2006. These options were subsequently cancelled by the Company in the year ended July 31, 2003.


During April 2002, the Company issued two officers and major shareholders options to purchase 1,500,000 shares of its common stock exercisable at $0.10 per share during the exercise period from January 1, 2003 to January 1, 2006. The fair value of the common stock on the date of issuance was $0.01 per share.


During July 2002, the Company issued two officers and major shareholders 250,000 options to purchase shares of the its common stock exercisable at $0.30 per share during the exercise period from June 1, 2003 to June 1, 2006. The fair value of the common stock on the date of issuance was $0.25 per share.


                                      F27

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        As of July 31, 2003 and 2002 and
                        For the Year Ended July 31, 2003,
      For the Period from January 16, 2002 (Inception) to July 31, 2002 and
        For the Period from January 16, 2002 (Inception) to July 31, 2003

6.    Stock-Based Compensation, Continued
-----------------------------------------


Employee Stock Option Grants, Continued


During July 2002, the Company issued employees 500,000 options to purchase shares of its common stock exercisable at $0.30 per share during the exercise period from June 1, 2003 to June 1, 2006. The fair value of the common stock on the date of issuance was $0.25 per share. These options were subsequently cancelled by the Company during the year ended July 31, 2003.


During September 2002, the Company issued two officers and major shareholders options to purchase 300,000 shares of its common stock exercisable at $0.30 per share during the exercise period from June 1, 2003 to June 1, 2006. The fair value of the common stock on the date of issuance was $0.25 per share.


During December 2002, the Company issued an employee options to purchase 10,000 shares of its common stock at $0.30 per share during the exercise period from January 1, 2003 to January 1, 2006.


During January 2003, the Company issued an employee options to purchase 150,000 shares of its common stock at $1.10 per share during an exercise period from June 1, 2003 to June 1, 2006. The fair value of the common stock on the date of issuance was $1.00 per share.


During March 2003, the Company issued an employee in four separate option grants to purchase 200,000 shares of its common stock at $1.00 per share during an exercise period from March 30, 2003 to March 30, 2006. The fair value of the common stock on the date of issuance was $1.00 per share.


During March 2003, the Company issued an employee options to purchase 10,000 shares of its common stock at $0.30 per share during an exercise period from March 30, 2003 to January 1, 2006. The fair value of the common stock on the date of issuance was $1.00 per share. The Company recorded $7,000 of expense related to the issuance of these options.


During June 2003, the Company issued an employee options to purchase 100,000 shares of its common stock at $1.00 per share during an exercise period from June 2003 to August 2006. The fair value of the common stock on the date of issuance was $1.00 per share.


During July 2003, the Company issued two officers and major shareholders options to purchase 500,000 shares of its common stock at $1.10 per share during an exercise period from July 2003 to July 2006. The fair value of the common stock on the date of issuance was $1.00 per share.


                                      F28

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        As of July 31, 2003 and 2002 and
                        For the Year Ended July 31, 2003,
      For the Period from January 16, 2002 (Inception) to July 31, 2002 and
        For the Period from January 16, 2002 (Inception) to July 31, 2003

6.    Stock-Based Compensation, Continued
-----------------------------------------

Employee Stock Option Grants, Continued


During July 2003, the Company issued an employee options to purchase 300,000 shares of its common stock at $1.10 per share during an exercise period from July 2003 to July 2006. The fair value of the common stock on the date of issuance was $1.00 per share.


Non-Employee Stock Option Grants


In August 2002, the Company issued a consultant options to purchase 400,000 shares of its common stock for future services, exercisable at $.30 per share during the exercise period from August 15, 2002 to March 1, 2006. The fair value of the common stock on the date of issuance was $.30 per share. The fair value of these options amounted to $54,640, which will be amortized over the service period. During the year ended July 31, 2003, the Company recognized an expense of $54,640 for options granted to this consultant.


During September and October 2002, the Company issued consultants options to purchase an aggregate of 375,000 shares of its common stock, which included options issued to a related party to purchase 225,000 shares of its common stock for future services, exercisable at $0.30 per share during the exercise period from January 1, 2003 to June 1, 2006. The fair value of the common stock on the date of issuance was $1.00 per share.The total value of these options amounted to $311,775, which is being amortized as the service is provided. As of the year ended July 31, 2003, the Company recognized consulting expense of $275,801 related to these options granted to the consultants.


During November 2002, the Company issued a consultant options to purchase 100,000 shares of its common stock for future services, exercisable at $0.30 per share during the exercise period from February 15, 2003 to November 15, 2005. The fair value of the common stock on the date of issuance was $1.00 per share. The total value of these options amounted to $83,140, which will be amortized over the service period. During the year ended July 31, 2003, the Company recognized an expense of $58,891 for options granted to this consultant.


In May 2003, the Company issued a consultant options to purchase 50,000 shares of its common stock for future services, exercisable at $1.00 per share during an exercise period from May 15, 2003 to May 15, 2006. The fair value of the common stock on the date of issuance was $1.00 per share. The total value of these options amounted to $22,830, which will be amortized over the service period. During the year ended July 31, 2003, the Company recognized an expense of $5,708 for options granted to this consultant.


                                      F29

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        As of July 31, 2003 and 2002 and
                        For the Year Ended July 31, 2003,
      For the Period from January 16, 2002 (Inception) to July 31, 2002 and
        For the Period from January 16, 2002 (Inception) to July 31, 2003

6.    Stock-Based Compensation, Continued
-----------------------------------------

Warrants Issued


In July 2003, as part of a private placement, the Company sold equity units, each of which consisted of one share of the Company's common stock, one warrant to acquire one share of the Company's common stock at $.50 per share with an exercise period that expires six months after the unit's purchase, and one warrant to acquire one share of the Company's common stock at $1.50 per share with an exercise period that expires 18 months after the unit's purchase. A total of 46,667 units were sold at $1.50 per unit.


A summary of stock warrants follows:

                                                               Weighted
                                                                Average
                                                               Exercise
                                          Warrants               Price

 Outstanding at July 31, 2002                -                    -
     Granted                                 93,334            $   1.00
     Exercised                               -                    -
     Cancelled                               -                    -
                                       ------------         ------------

 Outstanding at July 31, 2003                93,334            $   1.00
                                       ============         ============


      All warrants are exercisable at the time of issuance. The following table summarizes information about warrants at July 31, 2003:

                         Warrants               Weighted            Weighted
    Range of          Outstanding at             Average             Average
 Exercise Price        July 31, 2003         Remaining Life      Exercise Price
-----------------   ------------------     -----------------   -----------------

    $  0.50               46,667                0.42                 $0.50
    $  1.50               46,667                1.47                 $1.50
                     -----------------
                          93,334
                     =================

                                      F30

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        As of July 31, 2003 and 2002 and
                        For the Year Ended July 31, 2003,
      For the Period from January 16, 2002 (Inception) to July 31, 2002 and
        For the Period from January 16, 2002 (Inception) to July 31, 2003


6.    Stock-Based Compensation, Continued
-----------------------------------------

Reservation of Common Stock


As of July 31, 2003, the Company has reserved for future issuance common stock as follows:


  Employee common stock options                           4,070,000
  Warrants                                                   93,334
  Preferred stock                                            27,500
  Consulting agreement                                      351,125
                                                 ------------------

  Common stock reserved for future issuance               4,541,959
                                                 ==================


7.    Commitments and Contingencies
-----------------------------------

Financial Results, Liquidity and Management's Plan (Unaudited)


The Company has incurred net losses since its inception in January 2002 and has no established sources of revenue. The net losses were $1,428,601, $127,365 and $1,555,966 for the year ended July 31, 2003, the period from January 16, 2002 (inception) to July 31, 2002 and for the period from January 16, 2002 (inception) to July 31, 2003, respectively. Despite its negative cash flows from operations of $225,182, $64,811, and $289,993 for the year ended July 31, 2003, the period from January 16, 2002 (inception) to July 31, 2002 and for the period from January 16, 2002 (inception) to July 31, 2003, respectively, the Company has been able to obtain additional operating capital through private funding sources. Management's plans include the continued development of the Company's SafetyNet MCP products and a client awareness program that it believes will enhance its ability to generate revenues from the sale of the Company's products. The Company has relied upon equity funding and loans from shareholders since inception.


During the year ended July 31, 2003, the Company financed its operations through private equity funding and loans from officers and others. The Company may offer shares of its common stock during the year ended July 31, 2004. No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's securities and borrowing, or that the sale of the SafetyNet MCP products will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


                                      F31

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        As of July 31, 2003 and 2002 and
                        For the Year Ended July 31, 2003,
      For the Period from January 16, 2002 (Inception) to July 31, 2002 and
        For the Period from January 16, 2002 (Inception) to July 31, 2003

7.    Commitments and Contingencies, Continued
----------------------------------------------

Preferred Stock


From November 2002 through January 2003, the Company sold 18,020 shares of its Series A Preferred Stock (the "preferred stock"). A question arose as to the propriety of the Company's reliance upon a section of the Securities Act of 1933 that the preferred stock was exempt from registration. The potential consequence of the shares not being subject to the exemption created a right of rescission for each investor amounting to the total of their investment. This right of rescission of the preferred stock caused the shares to assume characteristics of debt and, as such, have been presented between liabilities and shareholders' deficit on the balance sheet. During the year ended July 31, 2003, a preferred shareholder who is a related party converted 12,520 shares of the preferred stock along with accrued interest into 64,172 shares of common stock. There were 5,500 preferred shares outstanding at July 31, 2003 representing a balance of $27,500. As of July 31, 2003, the Company had received requests for conversion for all of the remaining 5,500 preferred shares.


Consulting Agreements


During June 2003, the Company entered into two separate consulting agreements for future services that will result in the issuance of 351,125 shares of the Company's common stock within one year of the date of the agreement.


Litigation


In September 2003, the Company filed a complaint in California Superior Court against two former officers of the Company and a related company (the "defendants"), alleging fraud, deceit, conspiracy, breach of contract and seeking rescission of agreements made in April and August 2002 and the return of the cancelled stock certificates representing 1,000,000 cancelled shares of the Company's common stock. In a preliminary ruling, the court ordered that the disputed stock certificates be held at two brokerage firms until the matter is resolved. The parties are working on a stipulation to deposit the disputed share certificates with the court pending the final resolution of the matter. If the Company prevails in this action, the stock will be considered cancelled. Until the court resolves this matter, the shares are included in common shares outstanding although the Company's position is that the stock has been validly cancelled.


                                      F32

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        As of July 31, 2003 and 2002 and
                        For the Year Ended July 31, 2003,
      For the Period from January 16, 2002 (Inception) to July 31, 2002 and
        For the Period from January 16, 2002 (Inception) to July 31, 2003



7.    Commitments and Contingencies, Continued
----------------------------------------------

Litigation, Continued


The Company believed that if they brought suit against the defendants , a cross-complaint would be filed in retaliation. In October 2003, a cross complaint was filed alleging conversion, breach of duty to transfer securities, breach of contract, a derivative shareholder action for breach of directors and officers fiduciary duty, defamation, and unfair business practices.


The Company intends to vigorously prosecute its complaint and defend the cross-complaint. In the event of an unfavorable outcome of the defense against the cross-complaint, the award of damages to defendants could be material. The Company does not have director and officer insurance or some other form of insurance covering the period that gave rise to these events. The Company believes that the merits of its case are substantial and that the Company will prevail in the matter. If the Company prevails in the pending litigation, there is the potential of a contingent gain of an amount not to exceed $10,000


8.    Subsequent Events
-----------------------

Consulting Agreements


In August 2003, the Company entered into consulting agreements for future services that would result in the issuance of 612,500 shares of the Company's common stock within one year of the date of the agreements.


Lease Agreement


In October 2003, the Company entered into a lease agreement for an industrial building. The lease has an initial term of eighteen months with an option to extend the lease for an additional six-month term thereafter. The monthly payment under the lease is $2,250.

                                      F33