Form 10QSB
period 2003-10-31
AEGIS ASSESSMENTS INC
filed 2003-12-18
CIK 1183075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)
[X]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF  1934   For  the  quarterly  period  ended October 31, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2003, approximately 12,748,271 shares of our common stock were issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (Check one):
      Yes [ ]     No [X]

                          PART I- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
              Condensed Balance Sheet as of Ended October 31, 2003
                                   (Unaudited)




            Assets

Current Assets
    Cash                                                                                    $         194,107
            Total Current Assets                                                                      194,107
                                                                                            ------------------

Property and equipment, net of accumulated
    depreciation of $3,690                                                                             41,437

Other Assets                                                                                            9,250
                                                                                            -----------------
Total Assets                                                                                $         244,794
                                                                                            -----------------


            Liabilities and Shareholders' Deficit


Current Liabilities
    Accounts Payable                                                                        $           63,218
    Accrued Payroll                                                                                    242,533
                                                                                           -------------------
            Total Current Liabilities                                                                  305,751
                                                                                           -------------------

Series A 8% convertible preferred stock $.001 par value; 200,000 shares authorized, none outstanding.

Shareholders' deficit:
    Preferred stock, $.001 par value, 10,000,000 shares authorized for issuance in one or more series. Common stock, $.001 par value; 100,000,000 shares authorized; 12,748,271 shares issued and outstanding
                                                                                                        12,749
    Additional paid-in capital                                                                       2,820,477
    Stock and options issued for future services                                                     (822,389)
    Stock subscription receivable - related party                                                     (67,500)
    Deficit accumulated during the development stage                                               (2,004,294)
                                                                                           -------------------
            Total shareholders' deficit                                                               (60,957)

Total liabilities and shareholders' deficit                                                $          244,794
                                                                                           -------------------
 The accompanying notes are an integral part of the financial statements




                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Condensed Statements Of Operations
                                   (Unaudited)


                                                                                         For the period from
                                                      For the three      For the three     January 16,2002
                                                       months ended      months ended       (inception) to
                                                     October 31,2003    October 31,2002    October 31,2003
                                                       (Unaudited)        (Unaudited)        (Unaudited)
                                                    ----------------------------------------------------------

Net revenue                                                 --                --                  --

General and administrative expenses - other          $ 394,740          $        198,378     $     1,716,429

Consulting fees - related party                         53,588                                       287,065
                                                    ----------------------------------------------------------

     Loss before provision for income taxes          (448,328)                  (198,378)         (2,003,494)
Provision for income taxes                                                                               800
                                                    ----------------------------------------------------------

Net loss                                           $ (448,328)          $       (198,378)    $    (2,004,294)
                                                    ==========================================================

Net loss
      per common share - basic and diluted         $    (0.04)          $         (0.02)


Weighted average common shares - basic
                                                    ----------------------------------------------------------
     and diluted                                    12,071,658                10,306,000
                                                    ==========================================================

 The accompanying notes are an integral part of the financial statements





                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Condensed Statements Of Cash Flows
                                   (Unaudited)



                                                                                            For the period from
                                                         For the three      For the three     January 16,2002
                                                         months ended       months ended      (inception) to
                                                        October 31,2003    October 31,2002    October 31,2003
                                                          (Unaudited)        (Unaudited)        (Unaudited)
                                                      ----------------------------------------------------------

Cash flows used in operating activities:
    Net loss                                           $        (448,328) $        (198,378) $      (2,004,294)

       Adjustments to reconcile net loss to net cash used in operating activities:

          Non-cash items included in the net loss:
          Depreciation                                              1,342                                3,691
          Amortization of the prepayment of
             future services from the issuance of
             stock and options                                    212,330                            1,014,042
          Issuance of employee stock options                                                             7,000
          Issuance of common stock to
             consultants for services                                                 50,000            22,354
          Issuance of common stock to officers
             as compensation                                                                           104,000
          The intrinsic value of non-detachable
             conversion rights of the Series A 8%
             Preferred stock                                                                             9,800
          Issuance of stock for payment of interest                 1,184                                3,266


       Increase in Other Assets                                    (9,250)                              (9,250)

       Increase in Liabilities:
          Accrued payroll                                         (11,238)                             242,533
          Accounts payable                                         14,244              3,760            75,243
          Accrued interest officers                                (1,906)             2,500
                                                      ----------------------------------------------------------
Net cash used in operating activities                           (241,622)          (142,118)        (531,615)



     The accompanying notes are an integral part of the financial statements


                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Condensed Statements Of Cash Flows
                                   (Unaudited)
                                                                                                   For the period from
                                                                For the three      For the three     January 16,2002
                                                                months ended        months ended      (inception) to
                                                               October 31,2003    October 31,2002    October 31,2003
                                                                 (Unaudited)        (Unaudited)        (Unaudited)
                                                            ------------------------------------------------------------

Cash flows used in investing activities
   Payments to acquire property                              $    (18,536)         $   (1,293)            $  (45,128)
      and equipment

Net cash flows used in investing activities                       (18,536)             (1,293)               (45,128)

Cash flows provided by financing activities

   Proceeds from issuance of preferred stock                                                                  90,100
   Proceeds from issuance of common
      stock - related party                                                                                   22,500
   Proceeds from issuance of common stock                          374,500              76,000               578,000
   Proceeds from exercise of warrants                               46,250                                    46,250
   Proceeds from issuance of debenture                                                                        17,000
   Proceeds from issuance of note payable - related party                               38,000
   Advances from officers                                             583                                     17,000
   Stock subscription receivable                                                        30,000

Net cash provided by financing activities                         421,333              144,000               770,850


Net increase in cash and cash equivalents                         161,175                  589               194,107

Cash and cash equivalents, beginning of                            32,932                 9481                     0
   period
                                                            ------------------------------------------------------------
Cash and cash equivalents, end of period                     $    194,107          $    10,070           $   194,107
                                                            ============================================================

Supplemental Disclosure Of Non-cash
Investing and Financing Activities:

   Exercise of options applied against notes                 $            17,000
                                                            ====================

   Payment of accounts payable with stock                    $            12,025
                                                            ====================

   Conversion of preferred stock to common stock            $             27,500
                                                            ====================

     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)

Notes To Financial Statements

For The Three Months Ended October 31, 2003 (Unaudited) and October 31, 2002 (Unaudited), For The Period January 16, 2002 (inception) Through October 31, 2003

Forward-Looking Statements

This Quarterly Report on Form 10-QSB, including the Notes to the Condensed Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. The words "believe," "expect," "anticipate," "intends," "projects," and similar expressions identify forward-looking statements. Such statements may include, but are not limited to, projections regarding demand for the Company's products, the impact of the Company's development and manufacturing process on its research and development costs, future research and development expenditures, and the Company's ability to obtain new financing as well as assumptions related to the foregoing. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

1. Basis of Presentation
------------------------

The accompanying unaudited condensed financial statements include all adjustments which management believes are necessary for a fair presentation of the Company's financial position at October 31, 2003 and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed financial statements should be read in conjunction with our audited financial statements and footnotes as of and for the year ended July 31, 2003, included in our Annual Report on Form 10-KSB.

2. Summary of Significant Accounting Policies
---------------------------------------------

New Accounting Pronouncements

On May 31, 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not have any financial instruments that fall under the guidance of SFAS 150 and, therefore, the adoption did not have any effect on its financial position or results of operations.

Basic and Diluted Loss Per Share

In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards (" SFAS") No. 128, Earnings Per Share, the basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of October 31, 2003, the Company had 3,900,000 outstanding stock options, and warrants that can be converted into 203,834 shares of common stock. The options, preferred stock, and warrants would have an anti-dilutive effect and, therefore, are not included in diluted loss per share.

Stock-Based Compensation

In accordance with Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company accounts for its two stock option plans and other stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, as described more fully in the Company's annual report on Form 10KSB for the year ended July 31, 2003. Accordingly, compensation expense is recorded on the date of grant only to the extent the current market price of the underlying stock exceeds the option exercise price. The Company did not record any stock-based compensation expense in the three months ended October 31, 2003 and 2002.

Had compensation expense been determined based on the fair values at dates of grant for its stock options under FAS 123, as amended by FAS 148, net loss and net loss per share would have been reported as indicated in the pro forma results below (in thousands, except per share amounts):




                                                                         For the             For the
                                                                       Three Months       Three Months
                                                                         Endeds               Ended
                                                                    October 31, 2003     October 31, 2002
                                                                   -----------------     ----------------

Net loss, as reported                                                     $ (448,328)          $(198,378)

Add:  Stock-based compensation expense
     included in reporting net loss                                                  -                 -

Deduct:  Stock based employee compensation
     expense determined under fair value based method                        (19,024)             (4,566)

                                                                   --------------------       --------------
Pro forma net loss                                                         $(467,352)           (202,944)

Net loss per share, as reported                                                 (0.04)             (0.02)

Net loss per share, pro forma                                                   (0.04)             (0.02)




    The fair value under FAS 123 for options granted were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                2003                2002
                                        ---------------------------------

   Expected life (years)                         2.5                   3
   Interest rate                               1.40%               5.50%
   Volatility                                    75%               0.10%
   Dividend yield                                  0                   0

3. Related Party Transactions
--------------------------------

In October 2003 two officers and major shareholders exercised their options to acquire 170,000 shares for $.10 per share.

On July 31, 2003 the Company owed two officers and major shareholders a total of $18,323 for funds advanced the Company and for accrued interest. During the quarter ended October 31, 2003 these amounts were repaid.

During October 2002, the Company issued 50,000 shares of its common stock to a related party (the brother of an officer and major shareholder), in exchange for future consulting services valued at $1.00 per share, the fair value per share of the Company's common stock at the date of issuance. The value of the services has been amortized over the term of the agreement, including the final $10,417 in the quarter ended October 31, 2003.

During December 2002, the Company issued 50,000 shares of its common stock to a related party (the brother of an officer and major shareholder) in exchange for future consulting services valued at $1.00 per share, the fair value per share of the Company's common stock at the date of issuance. The value of the services has been amortized over the term of the agreement, including the final $7,197 in the quarter ended October 31, 2003.

During October 2002, the Company issued options to purchase 225,000 shares of the Company's common stock to a related party (the brother of an officer and major shareholder) in exchange for future consulting services. The fair value of the common stock on the date of issuance was $.25 per share. The fair value of these options amounted to $187,065, which has been amortized over the service period, including the final $35,974 in the quarter ended October 31, 2003.

4. Stock Transactions
---------------------

Common Stock

In July 2003, through a private placement the Company authorized 300,000 equity units, each of which consisted of one share of the Company's common stock, one warrant to acquire one share of the Company's common stock at $.50 per share, with an exercise period that expires six months after the purchase, and one warrant to acquire one share of the Company's common stock at $1.50 per share, with an exercise period that expires 18 months after purchase. A total of 249,667 equity units were sold at $1.50 per unit (the "units") and 92,500 of the warrants were exercised during the quarter ended October 31, 2003.

In August 2003, preferred shareholders converted the remaining 5,500 shares of the preferred stock along with related accrued interest into 28,684 shares of common stock.

In September 2003, 912,500 shares of the Company's common shares were issued to four consultants in exchange for future services totaling $ 900,475 based on $1.00 per share, which was the fair value of the Company's common stock on the date of issuance. In addition, the Company was relieved of debt owed one of the consultants in the amount of $12,025. In the quarter ended October 31, 2003 the Company amortized a total of $212,330 in the value of services received for stock, including $112,560 related to shares issued during the quarter.

5. Lease Agreement
------------------

In October 2003, the Company entered into a lease agreement for an industrial building. The lease has an initial term of eighteen months with an option to extend the lease for an additional six-month term thereafter. The monthly payment under the lease is $2,250. Upon execution of the lease the Company paid the first and last months lease payment and a security deposit of $7,000.

6.  Commitments and Contingencies
---------------------------------

Financial Results, Liquidity and Management's Plan (Unaudited)

The Company has incurred net losses since its inception in January 2002 and has no established sources of revenue. Despite its negative cash flows from operations the Company has been able to obtain additional operating capital through private funding sources. Management's plans include the continued development of the Company's SafetyNet MCP products and a client awareness program that it believes will enhance its ability to generate revenues from the sale of the Company's products. The Company has relied upon equity funding and loans from shareholders since inception.

During the quarter ended October 31, 2003, the Company financed its operations through private equity funding. No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's securities and borrowing, or that the sale of the SafetyNet MCP products will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Preferred Stock

From November 2002 through January 2003, the Company sold 18,020 shares of its Series A Preferred Stock (the "preferred stock"). A question arose as to the propriety of the Company's reliance upon a section of the Securities Act of 1933 that the preferred stock was exempt from registration. The potential consequence of the shares not being subject to the exemption created a right of rescission for each investor amounting to the total of their investment. This right of rescission of the preferred stock caused the shares to assume characteristics of debt and, as such, were presented between liabilities and shareholders' deficit on the balance sheet. As of October 31, 2003 all the preferred shareholders had exercised their right to convert their preferred shares into common shares. It is possible that their right of rescission may survive the conversion. However, no provision for this contingency has been made in the accompanying financial statements.

Litigation

In September 2003, the Company filed a complaint in California Superior Court against two former officers of the Company and a related company (the "defendants"), alleging fraud, deceit, conspiracy, breach of contract and seeking rescission of agreements made in April and August 2002 and the return of the cancelled stock certificates representing 1,000,000 cancelled shares of the Company's common stock. In a preliminary ruling, the court ordered that the disputed stock certificates be held at two brokerage firms until the matter is resolved. The parties are working on a stipulation to deposit the disputed share certificates with the court pending the final resolution of the matter. If the Company prevails in this action, the stock will be considered cancelled. Until the court resolves this matter, the shares are included in common shares outstanding although the Company's position is that the stock has been validly cancelled. The Company believed that if they brought suit against the defendants, a cross-complaint would be filed in retaliation. In October 2003, a cross complaint was filed alleging conversion, breach of duty to transfer securities, breach of contract, a derivative shareholder action for breach of directors and officers fiduciary duty, defamation, and unfair business practices.

The Company intends to vigorously prosecute its complaint and defend the cross-complaint. In the event of an unfavorable outcome of the defense against the cross-complaint, the award of damages to defendants could be material. The Company does not have director and officer insurance or some other form of insurance covering the period that gave rise to these events. The Company believes that the merits of its case are substantial and that the Company will prevail in the matter. If the Company prevails in the pending litigation, there is the potential of a contingent gain of an amount not to exceed $10,000

7. Subsequent Events
--------------------

In October 2003, through a private placement the Company authorized the sale of 2,000,000 equity units for $1.50 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased. No units were sold prior to October 31, 2003. As of December 16, 2003 the Company has sold 66,584 units of the October 2003 offering for a total of $99,875. In addition, shareholders exercised 33,250 warrants for a total of $16,625.


ITEM  2. PLAN OF OPERATION.

Development of the Company

Company Background

We were founded in January 2001 to provide vulnerability assessments and emergency communications systems to schools and government facilities. Our goal was to improve public safety emergency communications and allow seamless communication between police, fire and emergency medical personnel responding to an emergency at a school or other government facility. Unfortunately, prior to the events of the last two years, there were limited funds available in school budgets for emergency communications systems.

Most major public safety incidents, whether arising from terrorism or more common threats such as fires, take place at large buildings. Preparing for those threats is as much a part of homeland security as preparing to respond to terrorism. Public safety officials and facilities managers have now recognized that the ability of first responders to access information and communicate as soon as they arrive at an emergency site is vital. Fires, earthquakes, major electrical power interruptions, floods, blizzards, tornados, and other natural disasters can disrupt emergency life safety and communications systems and interfere with the ability of first responders to protect lives and property. Our SafetyNet(TM) products and technologies can be used to provide first responders with immediate on-site access to information. In addition to working with public safety agencies and the military, we are actively pursuing the emerging market for wireless commercial life safety communications systems.

Our business. We develop leading edge wireless and security technologies for the U.S. Government, public safety agencies, and private corporations for Homeland Security applications, including life safety applications for commercial facilities. Having worked with public safety agencies to develop our wireless communication products, we are now actively marketing our products and technologies to exploit the emerging commercial life safety markets, while continuing marketing to public safety agencies. Integrating the public and private emergency communications systems available to first responders and commercial facilities personnel (including management and security personnel) is the new challenge in homeland security that our products and technology address.

Our goal is to be the standard in secure interoperable communication systems that improve emergency response capabilities for both the public and private sector. The development of new technologies has enabled companies to link life safety devices to security systems. Integrating these systems will improve the ability of first responders at skyscrapers, airports, hospitals, schools, power plants, and government facilities.

The effectiveness of first responders to an emergency at a high-rise building or other commercial facility is highly dependent upon the integration of the life safety communications systems at the facility and the type and quality of the information immediately available at the scene. Using SafetyNet(TM) products and technologies, commercial facilities can provide first responders with communications interoperability and enhanced emergency response capabilities.

The Market. According to the Homeland Security Research Corp., an industry research group, the homeland security industry is projected to grow to more than $170 billion in 2006, from an expected $100 billion in 2003. According to Peter Michel, chair of the Security Industry Association's Homeland Security Advisory Council, there are four distinct markets in the homeland security industry: the federal government, state and local governments, infrastructure companies and private companies. These are emerging markets for new technology, equipment upgrades and increased systems integration. We are marketing our products to all of these emerging markets.

In the December 2003 online issue of Security Distributing and Marketing magazine, Mr. Michel was quoted as saying that the best way to sell into these markets "...is not to say we are the homeland security guys or the anti-terrorism guys, but we are the security and life safety industry and we have procedures, systems, products and services that can substantially reduce the likelihood of an event. There is a lot that we can do as an industry to be helpful here." Mr. Michel also said that one of the greatest expectations in the state and local market is related to communication and software-oriented activities. Of particular need are technologies that link these agencies with each other so that they have communications interoperability and database access, which would allow them to do their work more efficiently. Because of our work developing our products and technologies with both the public and private sector, we are directing our marketing efforts to commercial end-users, with particular emphasis on facilities managers and life safety purchasers, as well as continuing our marketing efforts to public safety agencies.

Our products. We have developed two patent-pending products for emergency responders and commercial security and life safety applications: the SafetyNet(TM) Mobile Command Post and the EKHO(TM) Radio Bridge. We have also developed a military application, the Caleb(TM) Remote Reconnaissance System.

The SafetyNet(TM) Mobile Command Post (MCP)
SafetyNet(TM) is a wireless broadband communication system for emergency response. Because of the mobile nature of their assignments, police, firefighters and other first responders have been unable to quickly access wireless, high-speed data communications networks. SafetyNet(TM) provides the solution and allows communication between agencies and departments that, until now, have not been able to communicate effectively with each other.

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

How SafetyNet(TM) operates

First responders to an emergency deploy the SafetyNet? MCP, creating an independent wireless wide area network (WAN). Video, audio, and other data from the emergency scene are transmitted directly through the SafetyNet? MCP. The MCP can record over 500 hours of video and provide time and location information through an on-board Global Positioning System (GPS). Real time data can be accessed remotely so event commanders or outside subject matter experts miles from the emergency scene can effectively direct incident management protocols. This information sharing allows decision-makers to access the most up-to-the-second information available from the crisis site itself and also promotes coordination between police, firefighters, emergency medical personnel, and private security and commercial facilities management personnel.

In October 2003 we opened a production and development facility in Van Nuys, California. We have purchased most of the significant equipment that we will need to produce our first products and we do not expect to purchase any significant equipment in the next twelve months, although we anticipate we may have to obtain additional production capability, either through leasing additional production space or through contracting for manufacture of our products with third parties. We anticipate hiring additional employees over the next twelve months to augment our administrative infrastructure. We also intend to establish a National Sales Office, enter into agreements for an independent executive sales director, and recruit a national, commission-based sales force. At present, we anticipate the sales force will be independent contractors.

Our production facility is located in a State of California enterprise zone. Businesses operating in this enterprise zone can reduce their state tax burden significantly through a variety of tax credits and related incentives. We will also receive preference points on state contracts, an important advantage to us in bidding on state-funded homeland security contracts. In October 2003, we entered into a lease agreement for the industrial building housing this facility. The lease has an initial term of eighteen months with an option to extend the lease for an additional six-month term thereafter. The base rental monthly payment under the lease is $2,250.

Since completion of our pre-production model of the MCP in September 2003 we have been actively pursuing product sales to government agencies that need mobile wireless technology. Major public safety agencies in Southern California are finally receiving homeland security funds and we have been working with them to promote the use of our products. These agencies include the Los Angeles County Sheriff's Department, the Los Angeles Police Department, Anaheim Police Department and Anaheim Fire Department. We are committed to capturing essential early market share in the emerging public safety wireless communications market and we will continue to work with major public safety agencies across the country to demonstrate and promote the Aegis SafetyNet(TM) MCP. We are also continuing our initiative with the Department of Homeland Security to implement the SafetyNet(TM) system in California.

The Aegis SafetyNet(TM) MCP has been nominated as a new law enforcement product to participate in the Office of Law Enforcement Technology Commercialization (OLETC) program, which is sponsored by the National Institute of Justice's Office of Science and Technology. The program is designed to assist in the commercialization of innovative technology for use by the law enforcement community. The program provides support through every stage of technology transfer and commercialization, and includes providing assistance in marketing assessments, product development, testing and evaluation, and financial assistance.

We are presently working with the United States Army Research, Development and Engineering Command on specifications and a delivery schedule for our first Caleb(TM) Remote Reconnaissance System (RRS). We anticipate continuing our development of wireless communications products for the U.S. Army over the next 12 months.

We are also continuing to improve our technology by collaborating with technical and engineering experts to refine our products and reduce our production costs. We have engaged the Redmond, Washington based 3Netics Corporation to engineer certain embedded components for our products. As we ramp up production, collaboration with firms like 3Netics will be critical in reducing costs while maintaining our state-of-the-art technologies.

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

From inception (January 16, 2002) to October 31, 2003 we accumulated a total net loss of $2,004,294. We expect that deficit to continue to increase during the next quarter as we fund our continuing operations and incur legal and accounting expenses incidental to our reporting obligations as a public company. Moreover, our accountants have expressed concern that we will not be able to continue as a going concern because we have not yet established a source of revenues. Now that we have commercially viable products and technology, we intend to focus on generating revenues by marketing our products and technology to both the public and private sectors.

Our current assets at October 31, 2003 included $194,107 in cash as well as $41,437 in property and equipment (net of accumulated depreciation), and $9,250 in other miscellaneous assets, for total assets at the end of the period of $244,794. Our liabilities at the end of the three month period ended October 31, 2003 were $63,218 in accounts payable and $242,533 in accrued payroll, for total current liabilities at the end of the period of $305,751. The increase in liabilities resulted from the increased costs of our operations.

At the end of the three-month period ended October 31, 2003, we had $194,107 in cash and cash equivalents, as compared with $10,070 in cash and cash equivalents at the end of the equivalent period ended October 31, 2002. The increase was due to sale of our equity during the period. We are currently raising funds through a private placement of equity interest in the company to raise capital to continue to fund our operations. Proceeds from the issuance of common stock during the three month period ended October 31, 2003 totaled $374,500, with an additional $46,250 in proceeds raised from the exercise of warrants.

Our general and administrative expenses for the three-month period ended October 31, 2003 increased to $394,740, as compared to $198,378 for the three-month period ended October 31, 2002. Consulting fees for the three month period ended October 31, 2003 were $53,588; there were no consulting fees incurred during the corresponding period ended October 31, 2002. We incurred payments to acquire property and equipment of $18,536 during the three months ended October 31, 2003, as compared to $1,293 during the corresponding period ended October 31, 2002, the increase again attributable to the increase in our product development activities.

Our net loss from operating activities for the three month period ended October 31, 2003 was $448,328, an increase from the $160,878 from operating activities during the corresponding period ended October 31, 2002. This increase was a result of our increased activities developing our products and technology.

We believe that we need to raise approximately $2.8 million over the next twelve months to fully fund our business plan. We presently have cash and cash equivalents sufficient to satisfy our cash requirements for approximately the next 3 to 4 months. We are attempting to raise such funds through a private equity offering. We may also attempt to raise the necessary funds through entering into strategic business relationships or from venture capital resources.

Substantial Doubt About Our Viability as a Going Concern. Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have no revenues and minimal assets and we have incurred losses since our inception. To date we have relied solely on loans from shareholders and officers and the sale of our equity securities to fund our operations. Our general business strategy is unproven, and we are not generating revenues; however, we continue to incur legal, accounting, and other business and administrative expenses. Our auditor has therefore recognized that there is substantial doubt about our ability to continue as a going concern.

Employees. We currently have 5 full-time employees. In addition to our full-time employees, we have consultants who currently provide administrative and advisory services similar to those that would be provided by full and part-time employees. We have also entered into consulting agreements to obtain counsel and services relating to marketing, product development, financial matters, media relations and business development. Copies of consulting agreements and employment agreements have been filed as exhibits to our registration statement on Form SB-2 filed with the Securities and Exchange Commission on October 9, 2002 and subsequent amendments thereto; as exhibits to our previous quarterly reports on Form 10-QSB; and as exhibits to registration statements on Form S-8 filed with the Securities and Exchange Commission on April 22, 2003 and September 4, 2003.

ITEM 3.  CONTROLS AND PROCEDURES

With the participation of management, the Company's chief executive officer evaluated the Company's disclosure controls and procedures on December 11, 2003. Based on this evaluation, the chief executive officer concluded that the disclosure controls and procedures are effective in connection with Company's filing of its quarterly report on Form 10-QSB for the quarter ended October 31, 2003. Subsequent to December 11, 2003 through the date of this filing of Form 10-QSB for the quarter ended October 31, 2003, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II - OTHER INFORMATION

ITEM  1.    LEGAL PROCEEDINGS.

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

On September 18, 2003, we filed a complaint in the Superior Court of the State of California, Orange County, Case No. 03CC11547, against Eric Peacock ("Peacock"), Vernon M. Briggs III ("Briggs") and Iocene Technology Corporation, a Nevada corporation ("Iocene), for, among other things, fraud, deceit, conspiracy, breach of contract and conversion. As disclosed in previous filings, we believed that if we brought suit against Briggs and Peacock ("Defendants"), they would file a cross-complaint in retaliation. On October 1, 2003, they filed a cross complaint alleging several causes of action. Eric Johnson, our president and CEO, was also named personally in some of those causes of action. Also on October 1, 2003, Defendants filed a motion for a temporary restraining order and order to show cause re: preliminary injunction. We opposed that motion. The Honorable Steven Perk of the Superior Court agreed with us and denied Defendants' motion, in total.

Both the company and Mr. Johnson believe the cross-complaint is entirely without merit and was filed in bad faith, and that naming Mr. Johnson personally was improper and a bad-faith pressure-tactic by Defendants. Mr. Johnson retained his own attorneys and filed a motion seeking that the Court order Defendants to post a bond so that, if Defendants lost the shareholder derivative action, he could recover the costs of defending against it. We joined in that motion. Before the motion could be heard, the Defendants dropped the derivative shareholder action by amending the cross-complaint with that cause of action deleted. Mr. Johnson's attorneys intend to vigorously challenge the remaining causes of action against him and the company intends to vigorously prosecute the complaint against Briggs, Peacock and Iocene and oppose the cross-complaint. We further believe that we will prevail in this action.

The amended cross-complaint included Iocene as a cross-complainant. Current public records evidence that Iocene has lost all corporate rights and powers in the State of California for failure to meet statutory filing requirements in either the Secretary of

State's office or the Franchise Tax Board. We believe that Iocene is a sham corporation formed by Briggs and Peacock to shield themselves from personal liability and perpetrate fraud. We are challenging Iocene's right to appear in this action and we believe we will prevail on this issue as well.

ITEM  2.    CHANGES IN SECURITIES.

On June 25, 2003 we entered into a second consulting agreement with David Smith, to become effective August 1, 2003, for corporate bookkeeping, accounting, and business development services. The agreement allowed us to issue Mr. Smith 400,000 shares of Aegis common stock in lieu of cash for his services, with up to a maximum of 200,000 additional shares to be issued over the term of the agreement, based on satisfactory performance of services thereunder. The shares were granted in a transaction which we believe satisfied the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 specified by the provisions of Section 4(2) because Mr. Smith had a pre-existing relationship with management of the company, and possessed the requisite business acumen and information which would permit the issuance of the shares.

On August 1, 2003 we entered into a consulting agreement with Brian Quinn for marketing our products and developing business with public safety agencies and the private commercial security sector. The agreement allowed us to issue Mr. Quinn 200,000 shares of Aegis common stock in lieu of cash for his services, with up to a maximum of 500,000 additional shares to be issued over the term of the agreement, based on satisfactory performance of services thereunder. The shares were granted in a transaction which we believe satisfied the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 specified by the provisions of Section 4(2) because Mr. Quinn had a pre-existing relationship with management of the company, and possessed the requisite business acumen and information which would permit the issuance of the shares.

On August 12, 2003 we entered into a consulting agreement with Louis Alonzi for the sale and marketing of our products in the State of Colorado, and thereafter throughout the western United States. The agreement allowed us to issue Mr. Alonzi 12,500 shares of Aegis common stock in lieu of cash for his services, with up to an additional 137,500 shares to be issued under over the term of the agreement, based on satisfactory performance of services thereunder. The shares were granted in a transaction which we believe satisfied the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 specified by the provisions of Section 4(2) because Mr. Alonzi had a pre-existing relationship with management of the company and possessed the requisite business acumen and information which would permit the issuance of the shares.

In June 2003 the Company authorized a private placement of equity units, each of which consisted of one share of the Company's common stock, one warrant to acquire one share of the Company's common stock at $.50 per share, with an exercise period that expires six months after the purchase, and one warrant to acquire one share of the Company's common stock at $1.50 per share, with an exercise period that expires 18 months after purchase. During the period August 1, 2003 through October 31, 2003, a total of 249,667 equity units were sold at $1.50 per unit (the "units") for total revenues to the company of $374,500. Additionally, during the same period warrants for 92,500 shares were exercised at $.50 per share for total revenues to the company of $46,250.

ITEM  3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM  5.     OTHER  INFORMATION.

The company anticipates holding its first annual meeting of shareholders early in 2004, at which a new Board of Directors shall be elected. Until that meeting is held, Joseph Grillo has agreed to continue serving as the company's outside director; Eric Johnson has agreed to continue serving as Chairman; and Richard Reincke has agreed to continue serving as a director. Joseph King intended to retire from the military after serving over twenty years of active duty. However, due to Operation Enduring Freedom and Operation Iraqi Freedom, the Department of the Army has implemented Stop-Loss action for all Army Special Operators, which includes Mr. King. As a result, Mr. King is unable to retire from the Army until Stop-Loss is repealed and has therefore resigned as a director effective November 24, 2003. He intends to seek renomination to the Board of Directors at such time as the Department of the Army repeals Stop-Loss and permits his retirement from active service. Messrs. Grillo, Johnson and Reincke are nominees for the 2004 Board of Directors. The company also intends to solicit nominations for directorships from its shareholders.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K

We filed a report on Form 8-K on September 8, 2003, referencing our press release dated September 5, 2003, which reported that we had announced that our common stock was approved by the NASD for quotation on the OTC Bulletin Board electronic quotation system under the trading symbol "AGSI".

We filed a report on October 8, 2003 referencing our press release dated October 8, 2003 which reported that we were pursuing an initiative with the Department of Homeland Security; our press release dated October 6, 2003 which reported that our director, Joseph Grillo, had become president of the Security Industry Association at the National Summit on Security in Washington, D.C; our press release dated September 29, 2003 which reported that we had presented our wireless communication technologies at the International Conference on Advanced Technologies for Homeland Security; and our press release dated September 15, 2003 which reported that we had completed development of our SafetyNet(TM) Mobile Command Post. The report also included a disclosure regarding our filing of a complaint on September 18, 2003, in the Superior Court of the State of California, Orange County, Case No. 03CC11547, against former officers of the company and a Nevada corporation they controlled, for, among other things, fraud, deceit, conspiracy, breach of contract and conversion; the subsequent filing of a cross-complaint; and our having prevailed in a motion filed by those defendants/cross-complainants.

We filed a report on October 30, 2003, which referenced our press release dated October 13, 2003, which reported the opening of our new production facility and our collaboration with 3Netics Corporation of Redmond, Washington to further develop our EKHO(TM) Radio Bridge technology; and our press release dated October 21, 2003, which reported that, as part of our ongoing initiative to deploy the Aegis SafetyNet(TM) Mobile Command Post (MCP) and EKHO(TM) Radio Bridge technologies in California, we conducted a demonstration for the Los Angeles Police Department's Emergency Operations Section in the LAPD's technical center in Los Angeles, and agreed to participate in a larger LAPD training exercise which will simulate an actual emergency situation in order to field test the SafetyNet(TM)'s ability to provide real-time streaming video, audio, secure messaging, and NBC (Nuclear, Biological and Chemical) detection data from an emergency site.

We filed a report on December 15, 2003, which specified that, effective December 8, 2003, the company decided to replace Kelly & Company, which audited the Company's financial statements for the fiscal year ended July 31, 2003, with Hein & Associates, LLP to act as the Company's independent auditors.

                 Exhibits Required by Item 601 of Regulation S-B

Exhibit No.
----------

3.1                 Amended and Restated Certificate of Incorporation*
3.2                 Bylaws*
5.                  Opinion Re: legality*
10.1                Stock option plan*
10.2                Consulting Agreement with Louis Alonzi**
10.3                Consulting Agreement with Brian Quinn**
10.4                Consulting Agreement with David Smith (2nd) **
11.                 Statement Re: computation of per share earnings (loss)***
31.1                Rule 13a-14(a)/15d-14(a) Certification of Eric Johnson
31.2                Rule 13a-14(a)/15d-14(a)  Certification of Richard Reincke
32.1                Section 1350 Certification of Eric Johnson
32.2                Section 1350 Certification of Richard Reincke

*Previously filed as exhibits to our Registration Statement on Form SB-2 filed October 9, 2002.
**Filed as an exhibit to a Registration Statement on Form S-8 on September 4, 2003 and incorporated herein by this reference.
***Included in financial statements


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEGIS ASSESSMENTS, INC.

     By:    /s/  Richard Reincke
            --------------------
            Secretary and Chief Operating Officer

     Date:     December 18, 2003