Form 10QSB
period 2004-01-31
AEGIS ASSESSMENTS INC
filed 2004-03-22
CIK 1183075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2004 -------------

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


             7975 N. Hayden Road, Suite D-363, Scottsdale, AZ 85258
             ------------------------------------------------------
                    (Address of principal executive offices)

                                  480.778.9140
                                  ------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2004, approximately 12,748,271 shares of our common stock were issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (Check one):
      Yes [ ]     No [X]

                          PART I- FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.


                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                January 31, 2004
                                   (Unaudited)

Current Assets
         Cash                                                                          $72,042
                                                                      -------------------------
                    Total Current Assets                                                72,042

Property and equipment, net of accumulated
         depreciation of $6,087                                                         66,978

Other Assets                                                                             9,250
                                                                      -------------------------
Total Assets                                                                          $148,270
                                                                      =========================

                    Liabilities and Shareholders' Deficit

Current Liabilities
         Accounts Payable                                                              $41,731
         Accrued Payroll                                                               210,608
                                                                      -------------------------
                    Total Current Liabilities                                          252,339

Series A 8% convertible preferred stock $.001 par
         value; 200,000 shares authorized.                                                   -

Shareholders' deficit:
         Preferred stock, $.001 par value, 10,000,000 shares
         authorized for issuance in one or more series.                                      -
         Common stock, $.001 par value; 100,000,000 shares
         authorized; 13,443,238 shares issued and outstanding
         at January 31, 2004                                                            13,444
         Additional paid-in capital                                                  4,109,416
         Stock and options issued for future services                               (1,720,292)
         Stock subscription receivable - related party                                 (67,500)
         Deficit accumulated during the development stage                           (2,439,137)
                                                                                  -------------
                    Total shareholders' deficit                                       (104,069)

                                                                      -------------------------
Total liabilities and shareholders' deficit                                            148,270
                                                                                  =============

          The accompanying notes are an integral part of the condensed financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                     For the period
                                                 For the                                   from
                                 For the three     three    For the six  For the six January 16,2002
                                  months ended months ended months ended months ended (inception) to
                                    January      January      January      January
                                     31,2004      31,2003      31,2004      31,2003  January 31,2004
                                  (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)   (Unaudited)
                                 --------------------------------------------------------------------

Net revenue                                 --          --            --          --              --

General and administrative
 expenses - other                     $434,843    $695,175      $829,583    $893,553      $2,151,272
Consulting fees - related
 party                                                            53,588                     287,065
                                 --------------------------------------------------------------------

   Loss before provision for
    income taxes                      (434,843)   (695,175)     (883,171)   (893,553)     (2,438,337)
Provision for income
 taxes                                      --          --            --          --             800

                                 --------------------------------------------------------------------
Net loss                             $(434,843)  $(695,175)    $(883,171)  $(893,553)    $(2,439,137)
                                 ====================================================================

Net loss available to common
 shareholders
   per common share - basic and
    diluted                             $(0.03)     $(0.06)       $(0.07)     $(0.09)         $(0.23)

Weighted average common shares -
 basic
                                 --------------------------------------------------------------------
   and diluted                      13,035,883  10,726,000    12,553,770  10,505,000      10,794,510
                                 ====================================================================


          The accompanying notes are an integral part of the condensed financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                For the period
                                                                                      from
                                                For the six      For the six    January 16,2002
                                               months ended     months ended     (inception) to
                                              January 31,2004  January 31,2003  January 31,2004
                                                (Unaudited)      (Unaudited)      (Unaudited)
                                             ----------------------------------------------------



Net loss                                            $(883,171)       $(893,553)      $(2,439,137)

  Adjustments to reconcile net
    loss to net cash used in operating
    activities:

    Non-cash items included in the net
      loss:
    Depreciation                                        3,739               --             6,088
    Amortization and expenses related to
      stock and stock options                         364,927          580,758         1,299,993

    The intrinsic value of non-detachable
      conversion rights of the Series A 8%
      preferred stock                                      --            9,800             9,800
    Issuance of stock for payment of interest           1,184               --             3,266

  Increase in Other Assets                             (9,250)              --            (9,250)

  Increase in Liabilities:
    Accrued payroll                                   (43,163)              --           210,608
    Accounts payable                                   (7,243)          11,173            53,756
    Accrued interest officers                          (1,906)
    Advances form officers                                              95,641
                                             ----------------------------------------------------
                                                     (574,883)        (196,181)         (864,876)


     The accompanying notes are an integral part of the condensed financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)

                                                                            For the period
                                                                                  from
                                                For the six    For the six  January 16,2002
                                                months ended   months ended  (inception) to
                                                                 January
                                              January 31,2004     31,2003   January 31,2004
                                                (Unaudited)    (Unaudited)    (Unaudited)
                                              ----------------------------------------------


Cash flows used in investing activities

  Payments to acquire property                       $(46,473)     $(30,349)       $(73,065)
                                              ----------------------------------------------
    and equipment

Net cash flows used in investing activities           (46,473)      (30,349)        (73,065)

Cash flows provided by financing activities

  Proceeds from issuance of preferred stock                          78,000          90,100
  Proceeds from issuance of common
    stock - related party                                                            22,500
  Proceeds from issuance of common stock              556,175       106,000         759,675
  Proceeds from exercise of warrants                  103,708                       103,708
  Proceeds from issuance of debenture                                                17,000
  Proceeds from notes payable and
    advances - related parties                            583        37,500          17,000
                                              ----------------------------------------------

Net cash provided by financing activities             660,466       221,500       1,009,983
                                              ----------------------------------------------

Net increase in cash and cash equivalents              39,110        (5,030)         72,042

Cash and cash equivalents, beginning of                32,932         9,481               -
  period

                                              ----------------------------------------------
Cash and cash equivalents, end of period              $72,042        $4,451         $72,042
                                              ==============================================

Supplemental Disclosure Of Non-cash
Investing and Financing Activities:

  Exercise of options applied against notes           $17,000
                                              ================
  Payment of accounts payable with stock              $12,025
                                              ================
  Conversion of preferred stock to common
    stock                                             $27,500
                                              ================
  Issuance of 104,000 shares of common stock
   for                                                              104,000
                                                              ==============

    conversion of accrued officer compensation
  Issuance of common stock for services                             849,915
                                                              ==============
  Beneficial conversion feature on preferred
   stock                                                              9,800
                                                              ==============


          The accompanying notes are an integral part of the condensed financial statements



                             Aegis Assessments, Inc.
                          (A Development Stage Company)

                          Notes To Financial Statements

      For The Six And Three Months Ended January 31, 2004 (Unaudited) and January 31, 2003 (Unaudited), For The Period January 16, 2002 (inception)
                            Through January 31, 2004

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


1.       Basis of Presentation

The accompanying unaudited condensed financial statements include all adjustments which management believes are necessary for a fair presentation of the Company's financial position at January 31, 2004 and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.


Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed financial statements should be read in conjunction with our audited financial statements and footnotes as of and for the year ended July 31, 2003, included in our Annual Report on Form 10-KSB.

2.       Summary of Significant Accounting Policies
         ------------------------------------------

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

Development Stage Operations

Aegis Assessments, Inc. (a Development Stage Company) (the "Company") is a development stage company and has limited operating history with no revenues. The Company was incorporated under the laws of the State of Delaware on January 16, 2002. The Company is engaged in the development of a specialized emergency response and communication systems for law enforcement agencies at all levels, the U.S. Department of Defense, and select commercial firms.

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

Costs of Promotional Materials

The cost of promotional materials is expensed as incurred, and includes such items as the cost to produce a corporate capabilities video. The Company incurred promotional costs totaling $8,289 and $36,789 in the three and six months ended January 31, 2004 respectively (unaudited).

Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. As of October 31, 2002, the Company has provided a 100% valuation allowance for the deferred tax asset, since management has not been able to determine that the realization of that asset is more likely than not.


Basic and Diluted Loss Per Share

The basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of January 31, 2004, the Company had 3,888,200 outstanding stock options, and warrants that can be converted into 265,501 shares of common stock. The options and warrants would have an anti-dilutive effect and, therefore, are not included in diluted loss per share.

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

Computer hardware and equipment     7 years
Shop equipment                      7 years
Office furniture                    7 years

Stock-Based Compensation

The Company accounts for its two stock option plans and other stock-based employee compensation using the intrinsic value method and related interpretations, as described more fully in the Company's annual report on Form 10-KSB for the year ended July 31, 2003. Accordingly, compensation expense is recorded on the date of grant only to the extent the current market price of the underlying stock exceeds the option exercise price. The Company did not record any stock-based compensation expense in the six months ended January 31, 2004 and 2003.


Had compensation expense been determined based on the fair values at dates of grant for its stock options under the fair value approach, net loss and net loss per share would have been reported as indicated in the pro forma results below (in thousands, except per share amounts):


                                                 Three                 Six
                                                 Months               Months
                                                 Ended                Ended
                                               January 31,          January 31,
                                               -----------          -----------
                                           2004         2003      2004      2003
                                           ----         ----      ----      ----
Net loss, as reported                    $(434,843) $(695,175)$(883,171)$(893,553)

Add:  Stock-based compensation expense
 included in reporting net loss                  -          -         -         -

Deduct:  Stock based employee compensation
 expense determined under fair value
  based                                     (7,609)   (33,260)  (26,633)  (37,826)
 method
                                        ------------------------------------------
Pro forma net loss                       $(442,452)  (728,435)$(909,804) (931,379)
                                        ==========================================

Net loss per share, as reported              (0.03)     (0.06)    (0.07)    (0.09)

Net loss per share, pro forma                (0.03)     (0.07)    (0.07)    (0.09)


The fair value for options granted were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                  Expected life (years)                2.5
                  Interest rate                      1.40%
                  Volatility                           75%
                  Dividend yield                         0

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

3.       Related Party Transactions

In October 2003 two officers who are also major shareholders exercised their options to acquire 170,000 shares for $.10 per share.

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

4.       Stock Transactions

Common Stock

In July 2003, through a private placement the Company authorized 300,000 equity units, each of which consisted of one share of the Company's common stock, one warrant to acquire one share of the Company's common stock at $.50 per share, with an exercise period that expires six months after the purchase, and one warrant to acquire one share of the Company's common stock at $1.50 per share, with an exercise period that expires 18 months after purchase. A total of 254,667 equity units were sold at $1.50 per unit (the "units") and 124,167 of the warrants were exercised during the six months ended January 31, 2004. Of these amounts, 5,000 units were sold and 31,667 warrants were exercised during the quarter ended January 31, 2004.

In August 2003, preferred shareholders converted the remaining 5,500 shares of the preferred stock along with related accrued interest into 28,684 shares of common stock.

In October 2003, through a private placement the Company authorized the sale of 2,000,000 equity units for $1.50 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased. No units were sold prior to October 31, 2003. As of January 31, 2004 the Company had sold 108,250 units for a total of $163,375, and 83,250 of the warrants were exercised for a total of $41,625.

In December 2003 an employee exercised options to acquire 1,800 shares for $1.00 per share. In January 2004 a former consultant exercised options to acquire 10,000 shares for $1.00 per share.

In September 2003, 912,500 shares of the Company's common shares were issued to four consultants in exchange for future services totaling $ 900,475 based on $1.00 per share, which was the fair value of the Company's common stock on the date of issuance. In addition, the Company was relieved of debt owed one of the consultants in the amount of $12,025.

In December 2003, 250,000 restricted shares of the Company's common shares were issued to a consultant in exchange for future services totaling $ 250,000 based on $1.00 per share, which was the fair value of the Company's restricted common stock on the date of issuance.

In January 2004, 205,000 shares of the Company's common shares were issued to consultants in exchange for future services totaling $ 800,500 based on the fair value of the Company's common stock on the dates of issuance.

The Company amortized $364,927 and $152,597 in the value of services received for stock in the six and three months ended January 31, 2004 respectively. Of these amounts, $123,831 and $11,271 relate to shares issued in the six and three months ended January 31, 2004 respectively.

5.       Lease Agreement

In October 2003, the Company entered into a lease agreement for an industrial building. The lease has an initial term of eighteen months with an option to extend the lease for an additional six-month term thereafter. The monthly payment under the lease is $2,250. Upon execution of the lease the Company paid the first and last months lease payment and a security deposit of $7,000. The facility is used for product research and development.


6.    Commitments and Contingencies


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

During the six months ended January 31, 2004, the Company financed its operations through private equity funding. No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's securities and borrowing, or that the sale of the SafetyNet MCP products will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Litigation

In September 2003, the Company filed a complaint in California Superior Court against two former officers of the Company and a related company (the "defendants"), alleging fraud, deceit, conspiracy, breach of contract and seeking rescission of agreements made in April and August 2002 and the return of the cancelled stock certificates representing 1,000,000 cancelled shares of the Company's common stock. In a preliminary ruling, the court ordered that the disputed stock certificates be held at two brokerage firms until the matter is resolved. The parties are working on a stipulation to deposit the disputed share certificates with the court pending the final resolution of the matter. If the Company prevails in this action, the stock will be considered cancelled. Until the court resolves this matter, the shares are included in common shares outstanding although the Company's position is that the stock has been validly cancelled. The Company believed that if they brought suit against the defendants, a cross-complaint would be filed in retaliation. The defendants have filed an amended cross complaint alleging conversion, breach of duty to transfer securities, breach of contract, defamation, and unfair business practices.

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

In October 2003, the Company authorized through a private placement the sale of 2,000,000 equity units for $1.50 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased. As of March 10, 2004 the Company has sold 242,794 units for a total of $364,191. In addition, shareholders have exercised 187,794 warrants for a total of $93,897.

On March 1, 2004 the Company moved its corporate headquarters to Scottsdale, Arizona. The Company signed a three-year lease calling for monthly payments of $4,963.13 beginning March 1, 2004.

--------------------------------------------------------------------------------

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

Our products. We have developed patent-pending products for public safety agencies and commercial end users: the SafetyNet(TM) Wireless Life Safety System
(WLSS) for commercial applications, the SafetyNet(TM) Mobile Command Post (MCP) for public safety agencies and the SafetyNet(TM) Radio Bridge. Our radio bridge was originally called the "EKHO(TM)". We are now marketing all of our wireless life safety products under the "SafetyNet(TM)" brand.

The effectiveness of public safety agencies responding to an emergency at a high-rise building or other commercial facility is highly dependent upon the integration of public and private emergency systems. Our products provide facility managers with a reliable emergency management system that includes broadband video, audio, and other data from life safety devices that can be shared with public safety agencies. Our portable wireless products allow police, firefighters, and other public safety personnel to communicate effectively with each other for a coordinated, effective response at any multi-jurisdictional emergency. The SafetyNet(TM) line of products provides decision-makers with access to the most up-to-the-second information available from the emergency scene and with an interoperable communication solution.

The Market
According to the Homeland Security Research Corp., an industry research group, the homeland security industry is projected to grow to more than $170 billion in 2006, from an expected $100 billion in 2003. According to Peter Michel, chair of the Security Industry Association's Homeland Security Advisory Council, there are four distinct markets in the homeland security industry: the federal government, state and local governments, infrastructure companies and private companies. These are emerging markets for new technology, equipment upgrades and increased systems integration. We are marketing our products to all of these emerging markets.

Because of our work developing our products and technologies with both the public and private sector, we are directing our marketing efforts to commercial end-users, with particular emphasis on facilities managers and life safety purchasers, as well as continuing our marketing efforts to public safety agencies. Although we have been concentrating on developing our commercial sales force, we continue to pursue our initiatives with the Department of Homeland

Security (DHS). In November 2003 we responded to a solicitation by the Office for Domestic Preparedness (ODP), the program office within the DHS responsible for enhancing the capacity of state and local jurisdictions to respond to, and mitigate the consequences of, incidents of domestic terrorism. The Space and Naval Warfare Systems Center, San Diego (SPAWAR) provides support for ODP in that mission and is seeking a communications control system capable of handling anti-terrorism activities that are conducted jointly by local and state law enforcement agencies and first responders. After reviewing our technologies, SPAWAR selected us to demonstrate the SafetyNet(TM) Mobile Command Post and SafetyNet(TM) Radio Bridge to various United States government representatives at SPAWAR in San Diego. We believe our products and technologies will be a big part of the solution to the communication problems faced by public safety agencies and first responders.

Major public safety agencies are finally receiving homeland security funds and we have been working with them to promote the use of our products. These agencies include the Los Angeles County Sheriff's Department, the Los Angeles Police Department, Anaheim Police Department and Anaheim Fire Department. We are committed to capturing essential early market share in the emerging public safety wireless communications market and we will continue to work with major public safety agencies across the country to demonstrate and promote the Aegis SafetyNet(TM) line of products.

The Aegis SafetyNet(TM) MCP has been nominated as a new law enforcement product to participate in the Office of Law Enforcement Technology Commercialization (OLETC) program, which is sponsored by the National Institute of Justice's Office of Science and Technology. The program is designed to assist in the commercialization of innovative technology for use by the law enforcement community. The program provides support through every stage of technology transfer and commercialization, and includes providing assistance in marketing assessments, product development, testing and evaluation, and financial assistance. We attended the first program session from March 8 through March 12, 2004 in Albuquerque, New Mexico.

Results of Operations. We have no revenues and minimal assets and we have incurred losses since our inception. To date we have relied on the sale of our equity securities and on loans from our officers to fund our operations.

Liquidity and capital resources. We were incorporated on January 16, 2002. Since our inception, two of our officers and directors, Eric Johnson and Richard Reincke, have paid many of the expenses we have incurred and have also partially deferred their salaries. However, we have not received any commitments or guarantees from Mr. Johnson, Mr. Reincke or any of our other officers or directors to fund any additional capital needs we may have in the future. Our other material cash expenditures have been general and administrative expenses, legal and accounting expenses, equipment purchases, employee expenses and office lease expenses.

From inception (January 16, 2002) to January 31, 2004 we accumulated a total net loss of $2,439,137. We expect that deficit to continue to increase during the next quarter as we fund our continuing operations and incur legal and accounting expenses incidental to our reporting obligations as a public company. Moreover, our accountants have expressed concern that we will not be able to continue as a going concern because we have not yet established a source of revenues. Now that we have commercially viable products and technology, we intend to focus on generating revenues by marketing our products and technology to both the public and private sectors.

Our assets at January 31, 2004 included $72,042 in cash as well as $66,978 in property and equipment (net of accumulated depreciation), and $9,250 in other miscellaneous assets, for total assets at the end of the period of $148,270. Our liabilities at January 31, 2004 were $41,731 in accounts payable and $210,608 in accrued payroll, for total current liabilities at the end of the period of $252,339. The increase in liabilities resulted from the increased costs of our operations.

At January 31, 2004, we had $72,042 in cash and cash equivalents, as compared with $4,451 in cash and cash equivalents at January 31, 2003. The increase was due to sale of our equity during the period. We are currently raising funds through a private placement of equity interest in the Company to raise capital to continue to fund our operations. Proceeds from the issuance of common stock during the six month period ended January 31, 2004 totaled $556,175, with an additional $103,709 in proceeds raised from the exercise of warrants.

Our general and administrative expenses for the three-month period ended January 31, 2004 decreased to $434,843, as compared to $695,175 for the three-month period ended January 31, 2003. Consulting fees paid in cash for the three month period ended January 31, 2004 were $5,604; there were no consulting fees incurred during the corresponding period ended January 31, 2003. We incurred payments to acquire property and equipment of $27,938 during the three months ended January 31, 2004, as compared to $30,349 during the corresponding period ended January 31, 2003.

Our net loss from operating activities for the three month period ended January 31, 2004 was $434,843, a decrease from the $695,175 net loss from operating activities during the corresponding period ended January 31, 2003. Our net loss from operating activities for the six month period ended January 31, 2004 was $883,171, a decrease from the $893,553 net loss from operating activities during the corresponding period ended January 31, 2003.

We believe that we need to raise approximately $2.8 million over the next twelve months to fully fund our operations. We presently have cash and cash equivalents sufficient to satisfy our cash requirements for approximately the next three to four months. We are attempting to raise such funds through a private equity offering. We may also attempt to raise the necessary funds through entering into strategic business relationships or from venture capital resources.

Substantial Doubt About Our Viability as a Going Concern. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have no revenues and minimal assets and we have incurred losses since our inception. To date we have relied solely on loans from shareholders and officers and the sale of our equity securities to fund our operations. Our general business strategy is unproven, and we are not generating revenues; however, we continue to incur legal, accounting, and other business and administrative expenses. Our auditor has therefore recognized that there is substantial doubt about our ability to continue as a going concern.

Employees. In January and February 2004 we opened a national sales office in Scottsdale, Arizona where we have consolidated our sales, marketing, administrative and executive offices. We currently have 9 full-time employees. In addition to our full-time employees, we have consultants who currently provide administrative and advisory services similar to those that would be provided by full and part-time employees. We have also entered into consulting agreements to obtain counsel and services relating to marketing, product development, financial matters, media relations and business development. We anticipate hiring additional employees over the next twelve months to augment our administrative infrastructure, as we plan to expand our National Sales Office staff. We also anticipate recruiting a national, commission-based sales force. At present, we anticipate the sales force will be independent contractors. Additionally, we may hire a significant number of employees for assembling our products unless we are able to enter into satisfactory production out-source arrangements.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of the date of this quarterly report, we believe our disclosure controls and procedures are effective.

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

On September 18, 2003, we filed a complaint in the Superior Court of the State of California, Orange County, Case No. 03CC11547, against Eric Peacock ("Peacock"), Vernon M. Briggs III ("Briggs") and Iocene Technology Corporation, a Nevada corporation ("Iocene), for, among other things, fraud, deceit, conspiracy, breach of contract and conversion. As disclosed in previous filings, we believed that if we brought suit against Briggs and Peacock, they would file a cross-complaint in retaliation. On October 1, 2003, they filed a cross-complaint against the Company and its directors.

Both the Company and its directors believe the cross-complaint is entirely without merit and was filed in bad faith, and that naming the Company's directors personally was improper and a bad-faith pressure-tactic by Briggs and Peacock. We intend to vigorously prosecute the complaint against Briggs, Peacock and Iocene and oppose the cross-complaint. We further believe that we will prevail in this action.

ITEM  2.    CHANGES IN SECURITIES.

In November 2003 the Company authorized a private placement of equity units, each of which consisted of one share of the Company's common stock and one warrant to acquire one share of the Company's common stock at $.50 per share, with an exercise period that expires six months after the purchase. During the period November 1, 2003 through January 31, 2004, a total of 113,250 equity units were sold at $1.50 per unit (the "units") for total funds to the company of $169,875. During the same period warrants for 114,917 shares were exercised at $.50 per share for total funds to the Company of $57,459. Additionally, options to purchase 11,800 shares were exercised for total funds to the company of $11,800

ITEM  3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM  5.     OTHER INFORMATION.

Not applicable.

ITEM  6.     EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

We filed a report on Form 8-K on January 23, 2004 referencing our press release dated January 5, 2004, which reported the appointment of H. Kenneth Edge as Executive Director of Sales and Mauro Scigliano as National Director of Sales and the opening of our new National Sales Office in Scottsdale, Arizona. That report also detailed our significant progress in preparing our products for national distribution and mass production and the selection of the Aegis SafetyNet(TM) Mobile Command Post, a mobile wireless broadband communication system for emergency responders, as a new law enforcement product to participate in the Office of Law Enforcement Technology Commercialization (OLETC) program sponsored by the National Institute of Justice's Office of Science and

Technology. The program is designed to identify and commercialize innovative technology for use by the law enforcement community. The program provides support through every stage of technology transfer and commercialization, including marketing assessments, commercialization planning and capital access.

We filed a report on Form 8-K on December 15, 2003, which specified that, effective December 8, 2003, the Company decided to replace Kelly & Company, which audited the Company's financial statements for the fiscal year ended July 31, 2003, with Hein & Associates LLP to act as the Company's independent auditors.

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

10.2              Consulting Agreement with Louis Alonzi**

10.3              Consulting Agreement with Brian Quinn**

10.4              Consulting Agreement with David Smith (2nd) **

11.               Statement Re: computation of per share earnings (loss)***

15.               Letter on unaudited interim financial information***

31.1              Section 302 Certification of Eric Johnson

31.2              Section 302 Certification of Richard Reincke

32.1              Section 1350 Certification of Eric Johnson

32.2              Section 1350 Certification of Richard Reincke


    *Previously filed as exhibits to our Registration Statement on Form SB-2 filed October 9, 2002.
**Filed as an exhibit to a Registration Statement on Form S-8 on September 4, 2003 and incorporated herein by this reference.
    ***  Included in financial statements

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEGIS ASSESSMENTS, INC.

     By:    /s/  Richard Reincke
            Secretary and Chief Operating Officer

     Date:     March 17, 2004