Form 10QSB
period 2004-04-30
AEGIS ASSESSMENTS INC
filed 2004-06-16
CIK 1183075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2004

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

             7975 N. Hayden Road, Suite D-363, Scottsdale, AZ 85258
                    (Address of principal executive offices)


                                  480.778.9140
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer's common equity outstanding as of June 15, 2004 was approximately 17,960,967 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (Check one):
      Yes [ ]     No [X]

                           INDEX TO FORM 10-QSB FILING
                      FOR THE QUARTER ENDED APRIL 30, 2004
                                TABLE OF CONTENTS

                                     PART I.
                              FINANCIAL INFORMATION

                                                                            Page

Item 1. Financial Statements

        Balance Sheet  as of April 30, 2004

        Statements of Operations...............................................3
         for the Three and Nine Month Periods
         Ended April 30, 2004 and April 30, 2003...............................4
        Statements of Cash Flows
         for the Nine month periods ended April 30,
         2004 and April 30, 2003...............................................5

        Notes to the Financial Statements......................................7

Item 2. Management's Discussion and Analysis..................................15

Item 3. Controls and Procedures...............................................28


                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.....................................................29
Item 2. Changes in Securities.................................................29
Item 6. Exhibits and Reports on Form 8-K......................................30

SIGNATURES ...................................................................31

                          PART I- FINANCIAL INFORMATION


ITEM 1. FINANCIAL  STATEMENTS

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                 April 30, 2004
                                   (Unaudited)

                         Assets



Current Assets
  Cash                                                             $   213,897
  Expense Advance                                                        1,897
                                                                   ------------
      Total Current Assets                                             215,794

Property and equipment, net of
 accumulated depreciation of $10,380                                   146,437

Other Assets                                                            14,616
                                                                   ------------
Total Assets                                                       $   376,847
                                                                   ============


    Liabilities and Shareholders' Equity


Current Liabilities
  Accounts Payable                                                 $    50,996
  Accrued Payroll                                                      145,778
  Note Payable                                                           2,358
                                                                   ------------
      Total Current Liabilities                                        199,132

Series A 8% convertible preferred stock $.001 par value; 200,000 shares authorized.

Shareholders' equity:
 Preferred stock, $.001 par value, 10,000,000 shares authorized for issuance in one or more series.

  Common stock, $.001 par value; 100,000,000 shares
  authorized; 17,191,000 shares issued and outstanding
  at April 30, 2004                                                     17,191
  Additional paid-in capital                                         9,879,826
  Stock subscription receivable - related party                        (67,500)
  Deficit accumulated during the development stage                  (9,651,802)
                                                                   ------------
      Total shareholders' equity                                       177,715

                                                                   ------------

Total liabilities and shareholders' equity                             376,847
                                                                   ============


The accompanying notes are an integral part of the condensed financial statements


                                                        Aegis Assessments, Inc.
                                                     (A Development Stage Company)
                                                  Condensed Statements of Operations
                                                              (Unaudited)

                                                                                                         For the period from
                                        For the three   For the three    For the nine    For the nine       January 16,2002
                                        months ended     months ended    months ended    months ended        (inception) to
                                        April 30,2004   April 30,2003    April 30,2004   April 30,2003       April 30,2004
                                         (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)         (Unaudited)
                                       --------------- ---------------  --------------- --------------- ---------------------

Net revenue                                  --               --              --              --                  --

General and administrative expenses -
other                                   $   7,212,665   $     211,191    $   8,042,248   $   1,032,978      $   9,363,937
General and administrative expenses -
related party                                                  86,947                    $     158,713

Consulting fees - related party                                                 53,588                            287,065
                                       --------------------------------------------------------------------------------------

   Loss before provision for income
    taxes                                  (7,212,665)       (298,138)      (8,095,836)     (1,191,691)        (9,651,002)

Provision for income taxes                   --                   800         --                   800                800
                                       --------------------------------------------------------------------------------------

Net loss                                $  (7,212,665)  $    (298,938)   $  (8,095,836)  $  (1,192,491)     $  (9,651,802)
                                       ======================================================================================

Net loss available to common
shareholders
   per common share - basic and
   diluted                              $       (0.49)  $       (0.03)   $       (0.61)  $       (0.11)     $       (0.86)

Weighted average common shares -
basic
                                       --------------------------------------------------------------------------------------
   and diluted                             14,759,026      11,051,876       13,278,124      10,669,048         11,221,312
                                       ======================================================================================


                    The accompanying notes are an integral part of the condensed financial statements

                                                Aegis Assessments, Inc.
                                             (A Development Stage Company)
                                           Condensed Statements of Cash Flows
                                                      (Unaudited)
                                                                                      For the period
                                                                                           from
                                               For the nine         For the nine     January 16,2002
                                               months ended         months ended      (inception) to
                                               April 30,2004        April 30,2003      April 30,2004
                                                (Unaudited)          (Unaudited)        (Unaudited)
                                               -------------       --------------    ----------------

Net loss                                       $ (8,095,836)       $ (1,192,491)       $ (9,651,802)

 Adjustments to reconcile net
  loss to net cash used in operating
  activities:

  Non-cash items included in the net
   loss:

  Depreciation                                        8,031               1,600              10,380
  Amortization and expenses related to
   stock and stock options                        7,131,469             783,172           8,066,535

  The intrinsic value of non-detachable
   conversion rights of the Series A 8%
   preferred stock                                                        9,800               9,800


  Issuance of stock for payment of interest           1,184                                   3,266



 Increase in Expense Advance                         (1,896)                                 (1,896)


 Increase in Other Assets                           (14,616)                                (14,616)

 Increase in Liabilities:
                                                   (107,993)                                145,778
  Accrued payroll

                                                      2,022              10,425              63,021
  Accounts payable

                                                     (1,906)
  Accrued interest officers
  Advances from officers
  Accrued expenses - related parties                                    184,284

  Note Payable                                        2,358                                   2,358
                                                 -----------           ---------         ----------
                                                 (1,077,183)           (203,210)         (1,367,176)

                                                                     (continued)

           The accompanying notes are an integral part of the condensed financial statements




                                                    Aegis Assessments, Inc.
                                                 (A Development Stage Company)
                                              Condensed Statements of Cash Flows
                                                          (Unaudited)

                                                                                   For the period from
                                               For the nine         For the nine     January 16,2002
                                               months ended         months ended     (inception) to
                                               April 30,2004       April 30,2003      April 30,2004
                                                (Unaudited)         (Unaudited)        (Unaudited)
                                               -------------       -------------   --------------------

Cash flows used in investing activities:


  Payments to acquire property                 $   (130,226)       $    (48,219)     $     (156,818)
   and equipment


Net cash flows used in investing activities        (130,226)            (48,219)           (156,818)

Cash flows provided by financing activities:


  Proceeds from issuance of preferred stock               -              88,000              90,100
  Proceeds from issuance of common
   stock - related party                                                 22,500              22,500
  Proceeds from issuance of common stock          1,104,293              53,500           1,307,793
  Proceeds from exercise of warrants                283,498                   -             283,498
  Proceeds from issuance of debenture                     -              17,000              17,000
  Proceeds from notes payable and
   advances - related parties                           583              36,000              17,000
  Stock subscription receivable                           -              30,000                   -
                                               --------------------------------------------------------
Net cash provided financing activities            1,388,374             247,000           1,737,891

Net increase in cash and cash equivalents           180,965              (4,429)            213,897

Cash and cash equivalents, beginning of              32,932               9,481                   -
 period                                        --------------------------------------------------------

Cash and cash equivalents, end of period       $    213,897        $      5,052      $      213,897
                                               ========================================================



Exercise of options applied against notes      $     17,000        $     --
                                               =============       =============
Payment of accounts payable with stock         $     12,025        $     --
                                               =============       =============
Conversion of preferred stock to common
 stock                                         $     27,500        $     --
                                               =============       =============
Issuance of 104,000 shares of common
 stock for                                     $                   $    104,000
 conversion of accrued officer                 =============       =============
 compensation
Issuance of common stock for services          $  7,131,469        $  1,065,486
                                               =============       =============

Beneficial conversion feature on
  preferred stock                              $                   $      9,800
                                               =============       =============

           The accompanying notes are an integral part of the condensed financial statements


                             Aegis Assessments, Inc.
                          (A Development Stage Company)

                          Notes To Financial Statements
                                  (unaudited)
       For The Nine And Three Months Ended April 30, 2004 (Unaudited) and
April 30, 2003 (Unaudited), For The Period January 16, 2002 (inception) Through
                                 April 30, 2004



1.   Basis of Presentation
     ---------------------

The accompanying unaudited condensed financial statements include all adjustments which management believes are necessary for a fair presentation of the Company's financial position at April 30, 2004 and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates and assumptions on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and assumptions routinely require adjustment. US GAAP requires management to make estimates and judgments in several areas including those related to the capitalization of development costs of the Company's software, the valuation of the recoverability of those costs, and the fair value of stock-based compensation. Actual results in these particular areas could differ from those estimates.

Costs of Promotional Materials

The cost of promotional materials is expensed as incurred, and includes such items as the cost to produce a corporate capabilities video. The Company incurred promotional costs totaling $261 and $37,050 in the three and nine months ended April 30, 2004 respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. As of April 30, 2004, the Company has provided a 100% valuation allowance for the deferred tax asset, since management has not been able to determine that the realization of that asset is more likely than not.


Basic and Diluted Loss Per Share

The basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of April 30, 2004, the Company had 6,338,200 outstanding stock options, and warrants that can be converted into approximately 161,332 shares of common stock. Under the treasury stock method, the options and warrants would have an anti-dilutive effect and, therefore, are not included in diluted loss per share.

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

During the three months ended April 30, 2004 the Company recorded $600,000 in stock based compensation to employees, and an additional $200,000 in director's fees, both in the form of restricted common shares, valued a $1 per share. In addition two employees were issued three-year options to purchase 2.45 million shares at $3.05 per share, the market value of the shares on the date the options were issued.

Had compensation expense been determined based on the fair values at dates of grant for its stock options under the fair value approach, net loss and net loss per share would have been reported as indicated in the pro forma results below:

                                                                Three Months Ended                Nine Months Ended
                                                                     April 30,                        April 30,
                                                               2004            2003            2004              2003
                                                          -------------     -----------    -------------     ------------

Net loss, as reported                                     $ (7,212,665)      $(298,938)    $ (8,095,836)     $(1,192,491)

Add: Stock-based compensation expense
     included in reporting net loss                                  -               -                -                -

Deduct: Stock based employee compensation
        expense determined under fair value based           (4,581,500)        (33,260)      (4,581,500)         (37,826)
        method
                                                          -------------     -----------    -------------     ------------
Pro forma net loss                                        $(11,794,165)       (332,198)    $(12,677,336)      (1,230,317)

Net loss per share, as reported                                  (0.49)          (0.03)           (0.61)           (0.11)

Net loss per share, pro forma                                    (0.80)          (0.03)           (0.96)           (0.12)



The fair value under FAS 123 for options granted were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:



                 Expected life (years)             3
                 Interest rate                 3.00%
                 Volatility                      96%
                 Dividend yield                    0

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

4.   Stock Transactions

Common Stock

In July 2003, through a private placement the Company authorized 300,000 equity units, each of which consisted of one share of the Company's common stock, one warrant to acquire one share of the Company's common stock at $.50 per share, with an exercise period that expires six months after the purchase, and one warrant to acquire one share of the Company's common stock at $1.50 per share, with an exercise period that expires 18 months after purchase. A total of 254,667 equity units were sold at $1.50 per unit (the "units") and 221,667 of the warrants were exercised during the nine months ended April 30, 2004. Of these amounts, 97,500 warrants were exercised during the quarter ended April 30, 2004.

In August 2003, preferred shareholders converted the remaining 5,500 shares of the preferred stock along with related accrued interest into 28,684 shares of common stock.

In October 2003, through a private placement the Company authorized the sale of 2,000,000 equity units for $1.50 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased. No units were sold prior to October 31, 2003. As of April 30, 2004 the Company had sold 473,661 units for a total of $710,492, and 345,329 of the warrants were exercised for a total of $172,665. Of these amounts, 365,411 of the units were sold and 262,079 of the warrants were exercised during the quarter ended April 30, 2004.

In December 2003 an employee exercised options to acquire 1,800 shares for $1.00 per share. In January 2004 a former consultant exercised options to acquire 10,000 shares for $1.00 per share.

In September 2003, 912,500 shares of the Company's common shares were issued to four consultants in exchange for current and future services totaling $ 900,475 based on $1.00 per share, which was the fair value of the Company's common stock on the date of issuance. In addition, the Company was relieved of debt owed one of the consultants in the amount of $12,025.

In December 2003, 250,000 restricted shares of the Company's common shares were issued to a consultant in exchange for current and future services totaling $ 250,000 based on $1.00 per share, which was the fair value of the Company's restricted common stock on the date of issuance.

In January 2004, 205,000 shares of the Company's common shares were issued to consultants in exchange for current and future services totaling $ 800,500 based on the fair value of the Company's common stock on the dates of issuance.

In March 2004, 1,100,000 shares of the Company's common shares were issued to consultants in exchange for current and future services totaling $ 3,080,000 based on the fair value of the Company's common stock on the dates of issuance.

In April 2004, 1,122,000 shares of the Company's common shares were issued to consultants in exchange for current and future services totaling $ 1,166,250 based on the fair value of the Company's common stock on the dates of issuance.

The Company has issued stock for services since its inception as a means of financing development stage activities. In May 2004 the Company received initial purchase orders for its communication products, and anticipates recording revenues prior to the July 31, 2004 fiscal year end. With the commencement of commercial operations, and with funds from sale of the Company's stock now sufficient to pay for services, the Company revised its estimate of the period to be benefited from the consulting services and expensed the entire amount of the remaining deferred compensation in April 2004.

The Company had amortized $364,927 in the value of services received for stock in the six months ended January 31, 2004, leaving a capitalized value at the beginning of the quarter of $1,720,292. In the three months ended April 30, 2004 the Company expensed a total of $6,766,542 in the value of development stage services, including $1,720,292 of capitalized cost as of January 31, 2004, and $5,046,250 of cost incurred in the third quarter.

5.   Lease Agreements
     ----------------

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

6.   Commitments and Contingencies
     -----------------------------

New Employment Agreements

In the quarter ended April 30, 2004 the Company entered into two new employment agreements. Under the terms of the these new agreements the employees are entitled to an aggregate compensation of up to twenty percent of gross margin on sales of Aegis' products through December 31, 2006, were issued 300,000 shares of restricted stock, and were issued 2.45 million options. The options have an exercise price of $3.05, expire is three years, and are fully vested.

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

During the nine months ended April 30, 2004, the Company financed its operations through private equity funding. No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's securities and borrowing, or that the sale of the SafetyNet MCP products will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company intends to vigorously prosecute its complaint and defend the cross-complaint. In the event of an unfavorable outcome of the defense against the cross-complaint, the award of damages to defendants could be material. The Company does not have director and officer insurance or some other form of insurance covering the period that gave rise to these events. The Company believes that the merits of its case are substantial and that the Company will prevail in the matter. If the Company prevails in the pending litigation, there is the potential of a contingent gain of an amount not to exceed $10,000.

7.   Subsequent Events

In October 2003, the Company authorized through a private placement the sale of 2,000,000 equity units for $1.50 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased. As of June 10, 2004 the Company has sold 909,993 units for a total of $1,364,990. In addition, shareholders have exercised 549,329 warrants for a total of $274,665.

On May 24, 2004 the Company entered into a distribution agreement with JAD Corporation of America and received an initial $2.4 million purchase order for Aegis' communication products.

On June 1, 2004 the Company received a first progress payment of $350,000 from JAD Corporation of America pursuant to the May 24, 2004 purchase order.

On May 25, 2004 the Company entered into an agreement with Lark Investments, Inc. to provide services incidental to listing the Company's stock on the American Stock Exchange. Lark received 50,000 shares of restricted common stock for their services.

On May 25, 2004 the Company entered into an agreement with Market Byte, LLC to provide financial marketing and public relations services. Market Byte received 100,000 shares of restricted common stock for their services.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended April 30, 2004, this "Management's Discussion and Analysis" should be read in conjunction with the Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may become necessary in the future.

Forward Looking Statements

     This portion of this Quarterly Report on Form 10-QSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to, the Company's: (i) belief that there is a national market for its products; (ii) belief that if the trend of various agencies receiving grant funds for interoperable equipment throughout the United States by the DHS continues, that it will have a significant positive impact on the Company's ability to sell SafetyNet Radio Bridges to public safety agencies; (iii) belief that grant funds are now being disbursed to local public safety agencies throughout the United States by the DHS for interoperable communications equipment; (iv) belief that the growing trend of governments passing in-building ordinances will create a market for the Wireless Life Safety System and that his product will meet the specific requirements; (v) anticipation that further cash resources will accrue over the next 12 months from sales of its products; and
(vi) expectation of generating revenues in the fourth fiscal quarter of 2004.

     Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include, without limitation, (i) market acceptance of our products; (ii) establishment and expansion of our direct and indirect distribution channels;
(iii) attracting and retaining the endorsement of key opinion-leaders in the law enforcement, fire, rescue and other emergency response communities; (iv) the level of product technology and price competition for our products; (v) the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; (vi) potential delays in international and domestic orders; (vii) risks associated with rapid technological change and execution and implementation risks of new technology; (viii) new product introduction risks; (ix) ramping manufacturing production to meet demand; (x) future potential litigation resulting from alleged product related injuries;
(xi) potential fluctuations in quarterly operating results; (xii) financial and budgetary constraints of prospects and customers; (xiii) fluctuations in component pricing; (xiv) adoption of new or changes in accounting policies and practices, including pronouncements promulgated by standard setting bodies; (xv) changes in legislation and governmental regulation; (xvi) publicity that may adversely impact our business and/or industry; and (xvii) the other risks and uncertainties set forth below under "Certain Risk Factors Affecting Our Business," as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

     In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Executive Overview

     Business Summary

     We develop and sell leading-edge wireless and security technologies for the U.S. government, public safety agencies, and private corporations for Homeland Security applications through our SafetyNet(TM) suite of products. Our goal is to be the standard in secure interoperable communication systems that improve emergency response capabilities.

     Our Technologies

     We have developed patent-pending products for public safety agencies and commercial end-users. These include our SafetyNet Radio Bridge(TM) and SafetyNet Mobile Command Post(TM) for public safety agencies and our SafetyNet Wireless Life Safety System(TM) for commercial applications. The SafetyNet systems can be used in a broad array of applications, such as security and life safety systems for high-rise buildings; portable video and data for special event security; mobile surveillance tool for private security; added security for construction sites, shipping yards, etc.; command and control oversight for large multi-jurisdictional emergency response; coordinating clean up of hazardous material spills on highways; organizing and controlling collapse search and rescue units; and surveillance.

     o SafetyNet Radio Bridge. A major problem for first responders to the scene of an emergency situation is the absence of interoperable radio equipment between various agencies and jurisdictions. Local law enforcement, fire departments, and emergency medical personnel often are in a situation where they are equipped with hand-held radios that cannot communicate with one another. These devices typically operate on different frequencies or use different modulation schemes. The SafetyNet Radio Bridge interconnects these radios instantly, bridging these devices beyond their normal capabilities. As a result, the emergency personnel can more efficiently communicate with one another at the scene, which can speed up rescue efforts and reduce the risk of injury or death to emergency personnel.

     o SafetyNet Mobile Command Post. This product provides real-time streaming video, audio, secure messaging, and other data from the emergency scene so commanders or outside subject matter experts can see exactly what is happening, eliminating the need to relay large amounts of verbal information. This information sharing allows decision-makers to access the most up-to-the-second information available from the crisis site itself and also promotes coordination between police, firefighters and emergency medical personnel. The Mobile Command Post has built-in sensors that allow first responders to monitor and analyze nuclear, biological and chemical events.

     o SafetyNet Wireless Life Safety System. This product is designed primarily to be used inside buildings or other large commercial structures to provide facility managers and emergency responders with a reliable emergency management and communications system that includes broadband video, audio, two-way radio, and other data from life safety devices that can be used to monitor, direct, communicate and share with public safety agencies.

          Critical Accounting Policies

     We have identified the following policies as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout the Management's Discussion and Analysis where such policies affect our reported and expected financial results.

     o Revenue Recognition. Our revenue recognition policy will be significant because our revenue will be a key component of our results of operations. We will recognize revenues when evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and collectability is reasonably assured. Our products are delivered F.O.B. origin at the manufacturing facility and are shipped by a freight forwarder specified by our distributor at the distributor's expense.

     o Warranty Costs. We warrant our products from manufacturing defects for a period of one year from the date of shipment to the end-user (i.e., police department, fire department or other public safety agency or commercial customer). After the warranty period expires, we will repair our products on a time and materials basis. We track historical data related to returns and related warranty costs on a quarterly basis.

     o Concentration of Credit Risk. Our accounts receivable potentially subject us to concentrations of credit risk. We typically make sales on credit and we generally do not require collateral. We perform ongoing credit evaluations of our customers' financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts.

          Recent Events

     We demonstrated our SafetyNet Radio Bridge to various United States government representatives on March 25, 2004 at the Space and Naval Warfare Systems Center in San Diego, California, or "SPAWAR." SPAWAR provides technical support for the Office of Domestic Preparedness, which is the program office within the Department of Homeland Security, or "DHS," that is responsible for enhancing the capacity of state and local jurisdictions to respond to, and mitigate the consequences of, incidents of domestic terrorism. SPAWAR agreed to purchase the SafetyNet Radio Bridge for further testing and evaluation. On May 7, 2004, SSC-San Diego issued a purchase order for an 8-channel SafetyNet Radio Bridge.

     On May 21, 2004, we entered into an exclusive distribution agreement with JAD Corporation of America, headquartered in New York City, which included an initial order for $2.4 million for SafetyNet Radio Bridge units. We received the initial progress payment of $350,000 pursuant to that agreement on June 1, 2004.

     During the week of June 7 through 9, 2004 we participated in Weapons of Mass Destruction Civil Support Team, or "WMD-CST," exercises hosted by the Kauai Civil Defense Agency. The exercises simulated various Weapon of Mass Destruction, or "WMD," scenarios. Participants included the 93D WMD-CST Hawaii National Guard and WMD-CST Alaska National Guard; the Kauai Police Department; the Kauai Fire Department; the American Red Cross; Kauai Department of Health and the Department of Land & Natural Resources. These exercises gave us an opportunity to use the SafetyNet Radio Bridge in a large mock exercise and work with National Guard, police and fire communications teams in simulated WMD incidents and responses.

     We presented our Wireless Life Safety System in New York City at the Associated Builders and Owners of Greater New York, Inc., or "ABO," Trade Show on June 8 and 9, 2004. ABO membership encompasses a broad spectrum of the real estate industry. Members include the region's most prominent builders, developers, owners and entrepreneurs, as well as architects, engineers, planners, building materials suppliers, contractors, managing agents, bankers, and other allied professionals. In addition, ABO maintains strong relationships with other real estate industry associations.

     Future Outlook

     Over the course of the next twelve months, we will focus our attention on marketing and mass-producing Radio Bridge units while we complete development of our Wireless Life Safety System. We intend to outsource sales, distribution and manufacturing functions so that we leverage our fixed costs. We anticipate increasing revenues over the next 12 months as our products are distributed to end-users.

     We believe that there is a national market for our SafetyNet Radio Bridge. The lack of radio interoperability for first responders to emergency situations has received tremendous recent media attention as a new report by the federal commission investigating the September 11 terrorist attacks found that rescuers were forced to make rapid-fire, life-and-death decisions based on incomplete communications, contributing to the World Trade Center death toll. To address this problem, the DHS is launching a new office for interoperability and compatibility that will coordinate communications interoperability, equipment and training compatibility between federal, state, and local governments. In 2003, the DHS awarded $79 million for communication interoperability pilot projects in 17 communities. In order to reduce the time and effort spent by first responders and state and local governments, the DHS also announced that it has streamlined the grant process by eliminating multiple applications and consolidating various administrative procedures into a single process. This greatly reduces the time in which funding can be made available. In 2004, five distinct programs, the State Homeland Security Grant Program, the Law Enforcement Terrorism Prevention Grant Program, the Citizen Corps Grant Program, the Urban Areas Security Initiative, and the Mass Transit Security Program, were integrated into two consolidated grant programs. We have been informed that many of the agencies we have been working with for the last two years have received grant funds for interoperable equipment and we believe that grant funds are now being disbursed to local public safety agencies throughout the United States by the DHS for interoperable communications equipment. If this trend continues, we believe it will have a significant positive impact on our ability to sell SafetyNet Radio Bridges to public safety agencies.

     However, notwithstanding the foregoing, due to our long sales cycles and the uncertainty of grant funding, we do not depend materially on grant funds being available. Our wireless products, including the SafetyNet Radio Bridge and the Wireless Life Safety System, have significant commercial applications and we are marketing these products to the private sector.

     Although most of our research and development on the Wireless Life Safety System has been completed, during the next twelve months we anticipate beta-testing the system in test sites on the east and west coasts. We currently are reviewing potential beta-test sites. Initially we will be targeting Class-A type high-rises and campus-style facilities. However, we think a market for retrofitting Wireless Life Safety Systems in Class-B type high-rises and commercial facilities also will develop as regulatory authorities address the need for interoperable wireless communications inside structures.

     There is a growing trend toward establishing in-building communications ordinances to regulate both indoor wireless public safety communications and wireless life safety systems. In November 2002, the Public Safety Wireless Network, or "PSWN," released a report regarding in-building ordinances and their benefits to interoperability. The PSWN report stated that one specific area of wireless communications that has become increasingly important to public safety professionals is the need to provide adequate wireless communications to these professionals while they operate inside buildings.

     The commercial real estate market has recognized that a key homeland security initiative throughout the United States is provision for reliable inside wireless coverage for first responders to emergency situations. Post 9/11, the number of ordinances passed has dramatically increased as government funding has become more readily available to support this initiative at the local, city, and state level. For example, local governments in California, Arizona, Colorado, Nevada, Texas, Florida, Illinois, Rhode Island, Massachusetts, Connecticut, Utah and Nebraska have passed in-building ordinances to address this issue. We believe the Wireless Life Safety System will meet existing and proposed requirements in this emerging market and that this trend will assist us in marketing our Wireless Life Safety System to commercial and residential facilities.

     We also plan to apply for product liability protections under the SAFETY Act. As part of the Homeland Security Act of 2002, Public Law 107-296, Congress enacted the SAFETY Act to provide "risk management" and "litigation management" protections for sellers of qualified anti-terrorism technologies and others in the supply and distribution chain. The aim of the Act is to encourage the development and deployment of anti-terrorism technologies that will substantially enhance the protection of the nation. Specifically, the SAFETY Act creates certain liability limitations for "claims arising out of, relating to, or resulting from an act of terrorism" where qualified anti-terrorism technologies have been deployed. It also confers other benefits. We are preparing an application to be awarded SAFETY Act protections; however, there can be no assurance that we will receive a designation and certification under the Act.

     Now that we have commercialized our technologies, we plan to apply for listing on the American Stock Exchange. AMEX is a centralized exchange that utilizes specialists to maintain a fair and orderly market. In addition to certain quantitative standards, AMEX considers the nature of a company's business, the market for its products, the reputation of its management, its historical record and pattern of growth, its financial integrity, its demonstrated earning power and its future outlook. We believe a listing on AMEX would increase our ability to reach an expanded shareholder base and increase our exposure to the investment community.

     In conjunction with our listing application, we intend to obtain analyst and research coverage of our Company. Over the last quarter, we have received significant media coverage and we plan to continue publicizing our progress in providing interoperable and wireless life safety products to public safety agencies and the commercial sector.

Results of Operations

     We have incurred losses since our inception and have, until recently, relied on the sale of our equity securities and on loans from our officers to fund our operations. During the most recent completed fiscal quarter ended April 30, 2004, we did not generate any revenues from operations. However, as specified above, we have subsequent to the end of the quarter received initial purchase orders and anticipate recording revenues by our July 31, 2004 fiscal year end.

     We have historically been amortizing stock grants to consultants based on the contractual term of each consulting agreement. The consultants were primarily engaged to help bring our products to market and to assist us with exiting the development stage. In the quarter ending April 30, 2004, all remaining deferred compensation was therefore expensed.

Liquidity and Capital Resources

     At April 30, 2004, we had $213,897 in cash and cash equivalents, as compared with $5,052 in cash and cash equivalents at the end of the equivalent period ended April 30, 2003. The increase was due to the sale of our equity securities, including common stock and warrants to purchase common stock, during the period. As of April 30, 2004, we had current liabilities, inclusive of accounts payable, accrued payables and a note payable, in the amount of $199,132.

     We are continuing to raise funds for operations through a private placement of our equity securities. Proceeds from the issuance of common stock during the three month period ended April 30, 2004 totaled $548,117, with an additional $179,790 in proceeds raised from the exercise of warrants.

     On May 21, 2004, we entered into an exclusive distribution agreement with JAD Corporation of America, headquartered in New York City, which included an initial order for $2.4 million for SafetyNet Radio Bridge units. We received the initial progress payment of $350,000 pursuant to that agreement on June 1, 2004. Now that we have begun generating revenues from the sale of our products, we expect to conclude the offering of our equity securities in the near future.

     From inception (January 16, 2002) to April 30, 2004, we have accumulated a total net loss of $9,651,802. However, now that we have recently commenced commercial operations, we expect to begin decreasing that deficit. We intend to focus on generating revenues by marketing our commercially viable products and technology to both the public and private sectors.

     We presently have cash and cash equivalents sufficient to satisfy our cash requirements for the next 12 months. We anticipate further cash resources will accrue over the next 12 months from sales of our products. However, we plan to raise an additional $3 to $5 million in order to fund our cost of sales and meet the asset requirements for a listing on AMEX.

Employees

In January and February 2004 we opened a national sales office in Scottsdale, Arizona, where we have consolidated our sales, marketing, administrative, and executive offices. We currently have 9 full-time employees. In addition to our full-time employees, we have consultants who currently provide administrative and advisory services similar to those that would be provided by full and part-time employees. We have also entered into consulting agreements to obtain counsel and services relating to marketing, product development, financial matters, media relations and business development. We anticipate hiring additional employees over the next twelve months to augment our administrative infrastructure, as we plan to expand our staff due to our anticipated increase in sales of our products and the resulting increased infrastructure and product support requirements. Because we have entered into a distribution agreement with JAD Corp. of America, we do not anticipate employing a large sales force. Moreover, because we presently are outsourcing our manufacturing operations, we do not anticipate hiring a significant number of employees for assembling our products.

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our general business strategy is unproven, and we have not yet recorded any revenue, although we expect to generate revenues in the fourth quarter. To date, we have relied solely on loans from shareholders and officers and the sale of our equity securities to fund our operations. We have incurred losses since our inception and we continue to incur legal, accounting, and other business and administrative expenses. Our auditor has therefore recognized that there is substantial doubt about our ability to continue as a going concern.

Certain Risk Factors Affecting Our Business

Our business involves a high degree of risk. Potential investors should carefully consider the risks and uncertainties described below and the other information in this report before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially and adversely affected. This could cause the trading price of our common stock to decline, with the loss of part or all of an investment in the common stock.

We have a limited operating history and there is no assurance that our company will achieve profitability.

Until recently, we have had no significant operations with which to generate profits or greater liquidity. Although we have recently entered into a distribution agreement that is expected to provide some amount of revenues, we have not yet generated a sufficient amount of operating revenue to sustain our projected operations. We have a very limited current operating history on which investors can evaluate our potential for future success. Our ability to generate revenue is uncertain and we may never achieve profitability. Potential investors should evaluate our company in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control. These risks include:

     o    lack of sufficient capital,
     o    unproven business model,
     o    marketing difficulties,
     o    competition, and
     o    uncertain market acceptance of our products and services.

As a result of our limited operating history, our plan for growth, and the competitive nature of the markets in which we may compete, our company's historical financial data are of limited value in anticipating future revenue, capital requirements, and operating expenses. Our planned capital requirements and expense levels will be based in part on our expectations concerning capital investments and future revenue, which are difficult to forecast accurately due to our current stage of development. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Our product development, marketing and general administrative expenses may increase significantly as we begin to ramp up our sales and expand operations. To the extent that these expenses precede or are not rapidly followed by a corresponding and commensurate increase in revenue or additional sources of financing, our business, operating results, and financial condition may be materially and adversely affected.

We may need significant infusions of additional capital.

To date, we have relied exclusively on outside financing to obtain the funding necessary to operate the business. Based upon our current cash reserves and forecasted operations, we may need to obtain additional outside funding in the future in order to further satisfy our cash requirements. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. We cannot predict the timing or amount of our capital requirements at this time. If we fail to arrange for sufficient capital on a timely basis in the future, we may be required to reduce the scope of our business activities until we can obtain adequate financing. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

We may face significant competition.

There are existing companies that offer or have the ability to develop products and services that will compete with those that we currently offer or may offer in the future. These include large, well-recognized companies which have substantial resources and established relationships in the markets in which we compete. Their greater financial, technical, marketing, and sales resources may permit them to react more quickly to emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, and sale of competing products and services. Emerging companies also may develop and offer products and services that compete with those that we offer.

We depend materially upon acceptance of our products by specific agencies and markets and if these agencies and markets do not purchase or are not receptive to our products, our revenues will be adversely affected and we may not be able to expand into other markets.

Our business and results of operations will be materially and adversely affected if a substantial number of law enforcement, fire, rescue, other emergency response and public safety agencies, as well as commercial end users for homeland security and life safety applications, do not purchase our SafetyNet products, including the SafetyNet Radio Bridge, the SafetyNet Mobile Command Post and the SafetyNet Wireless Life Safety System. In addition, we may not be able to expand sales of our products into other markets if our products are not widely accepted by these agencies or markets. This also would have an adverse affect on our business and results of operations.

Our growth prospects will be diminished if our SafetyNet products, including the SafetyNet Radio Bridge, the SafetyNet Mobile Command Post and the SafetyNet Wireless Life Safety System are not widely accepted.

We have not yet generated any revenue from the sale of our SafetyNet products. Our funding came primarily from the sale of equity securities in the Company. However, we expect to generate revenues from the sale of our SafetyNet products, including the SafetyNet Radio Bridge, the SafetyNet Mobile Command Post and the SafetyNet Wireless Life Safety System. We expect some revenue related to the SafetyNet Radio Bridge to be generated in the fourth quarter. We expect to depend on sales of these products for the foreseeable future. A decrease in the prices of or demand for these product lines, or their failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.

If we are unable to manage our projected growth, our growth prospects may be limited and our future profitability may be adversely affected.

We expect our business to grow significantly in the near future. Rapid expansion may strain our current managerial, financial and other resources. If we are unable to manage our growth, our business, operating results, and financial condition could be adversely affected. We will need to continually improve our operations and our financial and other internal systems in order to manage our growth effectively. Any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects and profitability.

We may face personal injury and other liability claims that could harm our reputation and adversely affect our sales and financial condition.

Our products will be depended upon in emergency, rescue and public safety situations that may involve physical harm or even death to individuals, as well as potential loss or damage to real and personal property. Our products may be associated with these injuries or other losses. A person who sustains injuries, the survivors of a person killed, or the owner of damaged or destroyed property in a situation involving the use of our products or the owner of a facility at which such injury, death or loss occurred may bring legal action against us to recover damages on the basis of theories including personal injury, wrongful death, negligent design, dangerous product or inadequate warning. We may also be subject to lawsuits involving allegations of misuse of our products. If successful, such claims could have a material adverse effect on our operating results and financial condition. Significant litigation could also result in a diversion of management's attention and resources, negative publicity and an award of monetary damages in excess of our insurance coverage.

Our future success will depend on our ability to expand sales through distributors and our inability to take advantage of our existing distribution network or recruit new distributors would negatively affect our sales.

Our distribution strategy is to pursue sales through multiple channels with an emphasis on independent distributors. We currently have one existing distribution partner with which we have entered into an exclusive distribution arrangement in the United States. This distributor's inability to successfully sell our products or our inability to retain other distributors who can successfully sell our products would adversely affect our sales. In addition, if we do not competitively price our products, meet the requirements of our current distributor or end-users, provide adequate marketing support, or comply with the terms of our distribution arrangement, our distributor may fail to aggressively market our products or may terminate its relationships with us. These developments would likely have a material adverse effect on our sales. Our reliance on others to sell our products also makes it more difficult to predict our revenues, cash flow and operating results.

We expend significant resources in anticipation of a sale due to our lengthy sales cycle and may receive no revenue in return.

Generally, law enforcement, fire, rescue, other emergency response and public safety agencies, as well as commercial end users for homeland security and life safety applications consider a wide range of issues before committing to purchase our products, including product benefits, training costs, the cost to use our products in addition to or in place of other products, product reliability and budget constraints. The length of our sales cycle may range from a few weeks to as long as several years. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our products by potential customers before they place an order. If these potential customers do not purchase our products, we will have expended significant resources and received no revenue in return. This could adversely affect our operating results and financial condition.

Many of our end-users are subject to budgetary and political constraints that may delay or prevent sales.

Many of our end-user customers currently are military, government agencies or entities or para-military or quasi-government entities or agencies. These entities and agencies often do not set their own budgets and therefore have little control over the amount of money they can spend. In addition, these entities and agencies experience political pressure that may dictate the manner in which they spend money. As a result, even if an entity or agency wants to acquire our products, it may be unable to purchase them due to budgetary or political constraints. Some orders also may be canceled or substantially delayed due to budgetary, political or other scheduling delays that frequently occur in connection with the acquisition of products by such entities or agencies.

Many of our end-users rely on state and federal grants to obtain the necessary funding to purchase our products, the delay or unavailability of which could adversely affect our sales and results of operations.

The Department of Homeland Security currently awards funding grants for the purchase of communications equipment that provides interoperability to first responders. These funds are granted through the State Homeland Security Grant Program, the Urban Area Security Initiative, and other grants administered by the Office of Domestic Preparedness (ODP), the Federal Emergency Management Agency (FEMA), and the Transportation Security Administration (TSA). Other Federal agency programs include Department of Justice grants for counter-terrorism and general-purpose law enforcement activities through the Office of Community Oriented Policing Services (COPS), which distributes funding through a wide range of programs, both as grants and cooperative agreements. Additionally, many grants are administered directly through state agencies and administrative offices. Budgetary, political or other constraints or delays in providing or the availability of funding through these grant programs could preclude many of our end-users from being able to purchase our products, which would have an adverse impact on our revenues, results of operations and financial condition.

If we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights.

Our future success depends in part upon our proprietary technology. Our protective measures, including patents, trademarks and trade secret laws, may prove inadequate to fully protect our proprietary rights. The scope of any patent to which we have or may obtain rights may not prevent others from developing and selling competing products. The validity and breadth of claims covered in technology patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, lengthy and expensive. In addition, our patents may be held invalid upon challenge, or others may claim rights in or ownership of our patents.

We may be subject to intellectual property infringement claims, which will cause us to incur litigation costs and divert management attention from our business.

Any intellectual property infringement claims against us, with or without merit, could be costly and time-consuming to defend and could divert our management's attention from our business. If our products were found to infringe a third party's proprietary rights, we could be required to enter into royalty or licensing agreements in order to be able to sell our products. Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.

Defects in our products could reduce demand for our products and result in a loss of sales, delay in market acceptance and injury to our reputation.

Complex components and assemblies used in our products may contain undetected defects that are subsequently discovered at any point in the life of the product. Defects in our products may result in a loss of sales, delay in market acceptance, injury to our reputation, increased warranty costs, recalls and costs associated with such recall efforts. In addition, defects in our products could result in personal injuries or death, as well as significant property damage. Any of these events could have a material adverse affect on our Company.

Component shortages could result in our inability to produce sufficient volume to adequately sustain customer demand. This could result in a loss of sales, delay in deliveries and injury to our reputation.

Components used in the manufacture of our products may become unavailable or may be discontinued. Delays caused by industry allocations, or obsolescence may take weeks or months to resolve. In some cases, parts obsolescence may require a product re-design to ensure quality replacement parts. These delays could cause significant delays in manufacturing and loss of sales, leading to adverse effects significantly impacting our financial condition.

Our revenues and operating results may fluctuate unexpectedly from quarter to quarter, which may cause our stock price to decline.

Our revenues and operating results may vary significantly in the future due to various factors, including, but not limited to increased sales, increased raw material expenses, changes in our operating expenses, market acceptance of our products and services, regulatory changes that may affect the marketability of our products, and budgetary cycles of our targeted customer base. As a result of these and other factors, we believe that period-to-period comparisons of our operating results may not be meaningful in the short term and that you should not rely upon our performance in a particular period as indicating of our performance in any future period.

     Use of estimates may cause actual financial results to differ.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Our common stock may be subject to the "penny stock" rules as promulgated under the Exchange Act.

     In the event that no exclusion from the definition of "penny stock" under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is available, then any broker engaging in a transaction in our company's common stock will be required to provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of our company's securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation of sale. Certain brokers are less willing to engage in transactions involving "penny stocks" as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our company's common stock to dispose of their shares.

ITEM 3. CONTROLS AND PROCEDURES

     Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

     The evaluation of our disclosure controls by our principal executive officer and principal financial officer included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including our chief executive officer, chief operating officer and chief financial officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Based on their review and evaluation as of the end of the period covered by this Form 10-QSB, and subject to the inherent limitations all as described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. During the period covered by this Form 10-QSB, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Items 3-5 are not applicable and have been omitted.

ITEM 1. LEGAL PROCEEDINGS.

Other than as described in our previously filed Quarterly Reports, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. Other than as described in our previously filed Quarterly Reports, there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. CHANGES IN SECURITIES.

In November 2003, we authorized a private placement of equity units, each of which consisted of one share of our common stock and one warrant to acquire one share of our common stock at $.50 per share, with an exercise period that expires six months after the purchase. During the period February 1, 2004 through April 30, 2004, a total of 365,411 equity units were sold at $1.50 per unit (the "units") for total funds to the Company of $548,117.50. During the same period warrants for 262,079 shares were exercised at $.50 per share for total funds to the company of $131,039.50.

The units were offered and sold in a private placement, pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. The units were offered to purchasers whom the company or its authorized agents believe are "accredited investors", as that term is defined in Rule 501 of Regulation D, and to no more than 35 "non-accredited" investors who had the qualifications necessary to permit the shares of preferred stock to be offered and sold in reliance upon an exemption from the registration requirements of the Act in a transaction not involving any public offering.

     In March 2004, the Company issued 1,100,000 common shares to consultants for services.

     In April 2004, the Company issued 1,122,000 shares of the Company's common stock to consultants. 1,100,000 of those shares were issued pursuant to the consulting agreement with Joe A. Dussich, Jr. filed as an exhibit to this quarterly report. The remaining shares were issued to consultants for services.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are either attached hereto or incorporated herein by reference as indicated:


Exhibit
-------
Number    Description
------    -----------

10.1      Employment Agreement with H. Kenneth Edge

10.2      Employment Agreement with Mauro Scigliano

10.3      Consulting Agreement with Joseph Dussich

31 Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b) The Registrant filed the following Current Reports on Form 8-K during the three-month period covered by this Quarterly Report:

     o On March 22, 2004, referencing a press release dated March 15, 2004 regarding the appointment of H. Kenneth Edge as President and a director, Michael McBride as a director and David Smith as Chief Financial Officer. The Current Report also referenced a press release dated March 16, 2004, announcing that the U.S. Department of Justice/NIJ Office of Law Enforcement Technology Commercialization (OLETC) is working with the Company to bring the Company's SafetyNet Radio Bridge technology to the law enforcement market.

     o On April 6, 2004, announcing that the Office for Domestic Preparedness had agreed to purchase the SafetyNet Radio Bridge for further testing and evaluation.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AEGIS ASSESSMENTS, INC.

Date:     June 15, 2004                     By: /s/ David Smith
                                                --------------------------------
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Authorized Officer)

                                  EXHIBIT INDEX


Exhibit
-------
Number    Description
------    -----------

10.1      Employment Agreement with H. Kenneth Edge

10.2      Employment Agreement with Mauro Scigliano

10.3      Consulting Agreement with Joseph Dussich

31 Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002