Form 10KSB
period 2004-07-31
AEGIS ASSESSMENTS INC
filed 2004-11-12
CIK 1183075

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                                   (Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended July 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the Transition period from ________ to ____________

                        Commission File Number: 000-50213

                             AEGIS ASSESSMENTS, INC.
                 (Name of Small Business Issuer in its Charter)

               DELAWARE                               72-1525702
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

7975 N. Hayden Road, Suite D363, Scottsdale, Arizona          85258
      (Address of principal executive offices)              (Zip Code)

                                 (480) 778-9140
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Registrant's revenues for its most recent fiscal year were $12,500.

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on November 1, 2004 was approximately $16,000,000.

The number of shares outstanding of the registrant's classes of common stock, as of November 1, 2004 was 18,749,778.

Transitional Small Business Disclosure Format: Yes [ ] No [X]


ITEM                                                                                                      PAGE
===============================================================================================================
Part I.........................................................................................................3

    Item 1.     Business.......................................................................................4
    Item 2.     Properties....................................................................................14
    Item 3.     Legal Proceedings.............................................................................14
    Item 4.     Submission of Matters to a Vote of Security Holders...........................................15

Part II.......................................................................................................15

    Item 5.     Market for Common Equity and Related Stockholder Matters......................................16
    Item 6.     Managements' Discussion and Analysis..........................................................33
    Item 7.     Financial Statements..........................................................................33

      Report of Independent Registered Accounting Firm........................................................33

      Financial Statements:

         Balance Sheet at July 31, 2004.......................................................................34

         Statements of Operations for the Years Ended
                  July 31, 2004 and inception to date.........................................................35

         Statements of Cash Flows for the
                  Share Ended July 31, 2004 and inception to date.............................................36
         Statements of Shareholder's Equity for the Years Ended
                  July 31, 2004 and inception to date.........................................................37

      Notes to Consolidated Financial Statements..............................................................52

    Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................................................68
    Item 8A.    Controls and Procedures.......................................................................70

Part III......................................................................................................71

    Item 9.     Directors and Executive Officers of the Registrant............................................71
    Item 10.    Executive Compensation........................................................................76
    Item 11.    Security Ownership of Certain Beneficial Owners and
                Management and Related Shareholder Matters....................................................78
    Item 12.    Certain Relationships and Related Transactions................................................80
    Item 13.    Exhibits, List and Reports on Form 8-K........................................................82
    Item 14.    Principal Accountant Fees and Services........................................................84

Signatures....................................................................................................84

                                     PART I

Forward-Looking Statements

Part I of this Annual Report on Form 10-KSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in Part I of this Annual Report include, but are not limited to the Company's belief or anticipation that: (i) its Radio Bridge will be a practical solution and the only realistic way to provide first responders with interoperable radio communications for at least the next seven to ten years; (ii) its technology is highly competitive and that it is in a position to compete effectively in the emerging market supplying public safety agencies with affordable mobile wireless communications systems; (iii) during the next twelve months, it will beta-test the Wireless Life Safety System in test sites on the east and west coast; (iv) a market for retrofitting WLSS in Class-B type high-rises and commercial facilities will develop as regulatory authorities address the need for interoperable wireless communications inside structures (v) probable government regulations relating to the homeland security industry, such as the SAFETY Act, will be more beneficial to the Company's business operations than detrimental.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to (i) market acceptance of our products; (ii) establishment and expansion of our direct and indirect distribution channels;
(iii) attracting and retaining the endorsement of key opinion-leaders in the law enforcement, fire, rescue and other emergency response communities; (iv) the level of product technology and price competition for our products; (v) the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; (vi) potential delays in international and domestic orders; (vii) risks associated with rapid technological change and execution and implementation risks of new technology; (viii) new product introduction risks; (ix) ramping manufacturing production to meet demand; (x) future potential litigation resulting from alleged product related injuries;
(xi) potential fluctuations in quarterly operating results; (xii) financial and budgetary constraints of prospects and customers; (xiii) fluctuations in component pricing; (xiv) adoption of new or changes in accounting policies and practices, including pronouncements promulgated by standard setting bodies; (xv) changes in legislation and governmental regulation; (xvi) publicity that may adversely impact our business and/or industry; and (xvii) the other risks and uncertainties set forth below under those identified in the section below titled "Risk Factors," as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY BACKGROUND

We founded our business in January 2001 and incorporated on January 16, 2002 as a Delaware corporation. Prior to our incorporation, our business plan was to provide vulnerability assessments and emergency communications systems to schools and government facilities. Our goal was to improve public safety emergency communications and allow seamless communication between police, fire and emergency medical personnel responding to an emergency at a school or other government facility. Unfortunately, prior to September 11, 2001, there were limited funds available in school budgets for emergency communications systems. As we developed our system, the Aegis SafetyNet(TM), it became apparent that there were significant law enforcement, military and commercial security applications for this system. Our focus is now on developing these applications by productizing our wireless communications technologies and selling those products to both the government and private sectors.

Most major public safety incidents, whether arising from terrorism or more common threats such as fires, take place at large buildings. Preparing for those threats is as much a part of homeland security as preparing to respond to terrorism. The effectiveness of public safety agencies responding to an emergency at a high-rise building or other commercial facility is highly dependent upon the integration of public and private emergency systems. Public safety officials and facilities managers have now recognized that the ability of first responders to access information and communicate as soon as they arrive at an emergency site is vital. Fires, earthquakes, major electrical power interruptions, floods, blizzards, tornados, and other natural disasters can disrupt emergency life safety and communications systems and interfere with the ability of first responders to protect lives and property. Our SafetyNet(TM) line of products and technologies can be used to provide first responders with immediate on-site access to information, and also allow public safety personnel to communicate with private maintenance, security and engineering personnel.

OUR BUSINESS

We develop and sell leading-edge wireless and security technologies for the U.S. government, public safety agencies, and private corporations for Homeland Security applications through our SafetyNet suite of products. Our goal is to be the standard in secure interoperable communication systems that improve emergency response capabilities.

OUR PRODUCTS AND TECHNOLOGIES

We have developed proprietary products for public safety agencies and commercial end-users. These include our SafetyNet Radio Bridge(TM) and SafetyNet Mobile Command Post(TM) for public safety agencies and our SafetyNet Wireless Life Safety System(TM) for commercial applications. The SafetyNet systems can be used in a broad array of applications, such as security and life safety systems for high-rise buildings; portable video and data for special event security; mobile surveillance tool for private security; added security for construction sites, shipping yards, etc.; command and control oversight for large multi-jurisdictional emergency response; coordinating clean up of hazardous material spills on highways; organizing and controlling collapse search and rescue units; and surveillance.

                            [GRAPHIC IMAGE OMITTED]


o SAFETYNET RADIO BRIDGE. A major problem for first responders to the scene of an emergency situation is the absence of interoperable radio equipment between various agencies and jurisdictions. Local law enforcement, fire departments, and emergency medical personnel often are in a situation where they are equipped with hand-held radios that cannot communicate with one another. These devices typically operate on different frequencies or use different modulation schemes. The SafetyNet Radio Bridge interconnects these radios instantly, bridging these devices beyond their normal capabilities. As a result, the emergency personnel can more efficiently communicate with one another at the scene, which can speed up rescue efforts and reduce the risk of injury or death to emergency personnel. The Radio Bridge has an eight-channel connection capability, as well as a 16-channel capability. The different groups maintain the ability to control their own inter-agency communication, on their own channels, while at the same time coordinating overall activity through a central device that allows each agency commander to hear the other. Currently, this is the only product from which we derive revenue.

o SAFETYNET MOBILE COMMAND POST. This product provides real-time streaming video, audio, secure messaging, and other data from the emergency scene so commanders or outside subject matter experts can see exactly what is happening, eliminating the need to relay large amounts of verbal information. This information sharing allows decision-makers to access the most up-to-the-second information available from the crisis site itself and also promotes coordination between police, firefighters and emergency medical personnel. The Mobile Command Post has built-in sensors that allow first responders to monitor and analyze nuclear, biological and chemical events. Currently, we do not derive any revenue from this product.

o SAFETYNET WIRELESS LIFE SAFETY SYSTEM. This product is designed primarily to be used inside buildings or other large commercial structures to provide facility managers and emergency responders with a reliable emergency management and communications system that includes broadband video, audio, two-way radio, and other data from life safety devices that can be used to monitor, direct, communicate and share with public safety agencies. Currently, we do not derive any revenue from this product.

The following discussion of our products focuses on the Radio Bridge because we believe that product will account for most of our revenues over the next fiscal year.

MARKET FOR OUR RADIO BRIDGE

We believe our Radio Bridge will be a practical solution to radio interoperability for the next seven to ten years because the alternate strategies for radio interoperability are either too expensive or plagued with political and technical difficulties. There are two types of systems being offered in the area or radio interoperability. The first is patchwork interoperability, where radios are connected through a system such as the Radio Bridge. This is generally the most cost effective and quickest way to achieve interoperability. The second is a standards-based shared system that encompasses different systems working on a shared infrastructure, with various agencies working on their own frequencies and being able to switch to a shared network. This larger system change would take years to implement and is estimated to cost billions of dollars nationwide. Communications interoperability among first responders is a high priority for the Department of Homeland Security, or DHS. This means that a significant portion of these expenditures will be funded largely by federal grants to state and local governments. A prominent initiative is Project Safecom, a multi-agency initiative to improve the interoperability of wireless systems for first responders. One estimate of the market size is gained from statements made by one of the largest suppliers to the market. JPS Communications, a unit of Raytheon Corporation, has indicated that patchwork interoperability, the kind of system sold by Aegis and JPS, could be provided to the major metropolitan areas in the United States for approximately $350 million; however, DHS representatives have questioned this figure. Another recent study on the Homeland Security market indicates that the potential market for response equipment may be as high as $1.75 Billion. Estimates by the Public Safety Wireless Network of the cost to replace all of the first responder radio systems to provide compatibility range as high as $18 Billion.

With 18,000 state and local law enforcement agencies, 26,000 fire departments, 6,000 emergency medical responders and several thousand utility and infrastructure public agencies, the number of potential users of an interoperability system exceeds more than 50,000. Since this equipment would last five to ten years, or until technology advances, this market realization could be spread over several years.

     MARKET STUDIES

In 1998, a study was conducted by the research staff of the National Law Enforcement and Corrections Technology Center - Rocky Mountain region, which was designed to gather baseline data about wireless communications and interoperability. It was a nationwide quantitative study of law enforcement agencies' current and planned telecommunications equipment and infrastructure, interoperability knowledge and training, interoperability experience and requirements, and interoperability shortfalls. The study found that state agencies (68%) and special police (60%) were the most likely to experience severe radio communications problems because of different frequency bands, although a large number of local police (51%) and sheriff's departments (47%) also indicated severe problems. Different coverage areas, human and institutional limitations, and different communications modes (analog versus digital) adversely affect one in four agencies. Most agencies have conventional analog systems and operate in high VHF bands (73%), but within 10 years the number of agencies operating in 800 MHz will more than double, growing from 23 to 51 percent. 1

According to Peter Michel, chair of the Security Industry Association's Homeland Security Advisory Council, there are four distinct markets in the homeland security industry: the federal government, state and local governments, infrastructure companies and private companies. These are emerging markets for new technology, equipment upgrades and increased systems integration. We are marketing our products to all of these emerging markets.

Although market forecasting in the homeland security market is speculative due to the volitional nature of terrorism and the difficulty of predicting market sector reactions to future events, a number of factors tend to mitigate volatility in the homeland security market:

o The threats of terrorism are not diminished by success against individual terrorist cells or leaders.

o The creation of the DHS established a new bureaucracy within the federal government to manage more than half of federal government security spending. That, coupled with the funding and procurement cycles of the congressional appropriations process, ensures relatively stable federal funding for the next few years.

o Corporations' investments in security against terrorism often generate other economic benefits that motivate stable and renewed funding. In addition, companies' insurance and risk management activities will be increasingly driven by terrorism risk, creating new incentives for them to provide stable funding.

There is also a trend toward new private sector spending, pushed by governing boards that fear the vulnerability of companies' assets, coincides with new generations of technology created by the same, vibrant corporate sector. Much of the expansion of the market in the coming years will be fueled by this private sector buying. Together, the government and private sectors are creating a market ripe for continued, sustained growth.

o U.S. FEDERAL - DHS. $8.06 Billion. According to the Civitas Group (a strategic advisory and investment services firm serving the homeland security market) report on the FY 2005 budget request for the DHS, the total size of the DHS-driven portion of the homeland security market is more than $8 Billion for the current fiscal year (FY 2004); and will be nearly the same in FY 2005. These estimates are based on a number of factors, including (a) current procurement opportunities, (b) expected future procurement opportunities, (c) official government spending forecasts and related budget analyses, (d) review of policy context and expected dynamics, and (e) analysis of related markets, e.g. aerospace, commercial IT. This total amounts to approximately 20% of the total spending of DHS - the balance of funds are for items such as salaries, overhead, contracts to other government agencies, and disbursements to state and local governments.

-------------------------------------

(1) See STATE AND LOCAL LAW ENFORCEMENT WIRELESS COMMUNICATIONS AND INTEROPERABILITY: A QUANTITATIVE ANALYSIS, published January 1998 by NLECTC
     - National Institute of Justice

o U.S. FEDERAL - NON-DHS. $3.575 Billion. According to the Civitas Group, the DHS accounts for only 57.5% of total homeland security spending within the U.S. Government. Spending by the Department of Defense, Department of Justice, Department of Health and Human Services, Department of Agriculture, and Department of Energy, among others, represents an additional $14.1 Billion in total homeland security spending. Overall, a smaller share of these agencies' total homeland security spending finds its way to the private sector than is the case for DHS. This is due both to the nature of DHS as a start-up organization (as a result, highly dependent on the private sector for capability development) and the nature of these agencies' homeland security activities, focused heavily on law enforcement, security of government facilities, and within the Department of Defense, domestic force protection. On this basis, we estimate an average private sector utilization rate that is 60% of the total rate for DHS. This leads to a total estimate of non-DHS homeland security-related government spending in the private sector of $3.6 Billion.

o STATE AND LOCAL GOVERNMENT SPENDING. $3.81 Billion. State and local government spending on homeland security that is actionable to the private sector will total approximately $3.81 Billion in 2005. Of this amount, approximately $2.73 Billion will come from Federal grants. Congress appropriated $4.3 Billion in grants for state and local governments in FY 2004, and the White House has requested $3.5 Billion for FY 2005. The final amount appropriated is likely to exceed the administration's request and be in the $3.8-$4.0 Billion range. Federal homeland security grants are used for a number of purposes, such as purchasing equipment, integrating communications, performing vulnerability assessments, training first responders, and improving public health capabilities.

o SPENDING BY QUASI-GOVERNMENTAL ENTITIES. $1.5 Billion. Many airports, seaports, bridges, tunnels, energy utilities and municipal stadiums fall between the public and private sectors: publicly-owned, but in many cases not strictly funded or controlled by state or local governments. Many of these entities are spending significant amounts of money on homeland security. Some of their security needs are funded by federal grants, whereas others come from user fees or local taxes.

o SPENDING BY THE PRIVATE SECTOR. $6.5 Billion. The private sector controls 80% of the critical infra-structure in the United States, including the nation's telecommunications, energy, financial, shipping, and aviation backbones.

o INTERNATIONAL GOVERNMENT SPENDING. $13.8 Billion. This category includes both spending by countries facing terrorist threats and spending by countries that conduct trade with the U.S. and other terrorist targets. Canada, Australia, the United Kingdom, Singapore and Israel, in particular, have moved vigorously to protect themselves over the last several years and offer some of the largest opportunities for private sector activity.

o INTERNATIONAL PRIVATE SECTOR SPENDING. $5.2 Billion. Countries differ in the relative share of public/private ownership for their critical infrastructure (and comparative responsibility for security). This can have a significant impact on a particular country's industry-accessible homeland security market. Large multinational companies also have significant security costs that are terrorism-related, in particular companies operating in high-risk countries such as Indonesia, the Philippines, Israel and Saudi Arabia.

     DEVELOPMENTS IN RADIO INTEROPERABILITY

Major players in the public safety radio market, such as Motorola (which reportedly supplies nearly 80% of the first responder mobile radios and infrastructure domestically) have proposed a solution to alleviate over-crowding on the radio spectrum by replacing the analog radio networks currently in use with more sophisticated digital2 "trunked" radio systems,3 which would require major infrastructure upgrades. Most of these trunked systems operate in the 800 MHz radio band, which is in the Ultra High Frequency band. Instead of the user clicking through channels until he finds an open channel, a trunked radio system is a computer-controlled network that searches for an available clear channel and routes the transmission to that channel. At the same time, it sends a "talk permission" signal back to the user's radio (typically a light and a "beep"), indicating that a channel has been allocated. This process takes place so fast that it is appears almost instantaneous to the user. When the user pushes the transmit button, the radio beeps, and the user begins to talk.4 However, the 800-MHz frequency band has the worst building penetration characteristics and, indeed, the worst overall propagation characteristics. Nationwide, 800-MHz radio systems are being reported as failing due to interference. This has become such a problem that public-safety organizations, critical-infrastructure entities and wireless carriers using 800 MHz spectrum soon may be preparing to shift to different frequencies.

Two primary proposals have been submitted to the Federal Communications Commission, or FCC, to resolve the interference issues, most of which involve conflicts with expanding wireless carrier Nextel Communications. One calls for rebanding the spectrum, while the other proposes technical solutions to mitigate the problem. Known as the Consensus Plan, the rebanding strategy is supported by most public-safety organizations and Nextel, which submitted a white paper two years ago that outlined the plan. It calls for Nextel to move from its interleaved 800 MHz spectrum to a continuous block within the band, and to exchange 700 MHz and 900 MHz frequencies for a block of 1.9 GHz spectrum. Nextel also has pledged to pay $850 million to absorb the costs of relocating and re-tuning other 800 MHz users to a contiguous block elsewhere in the band. Opponents of this plan argue that the three-and-a-half years needed to implement such a spectrum shuffle means the interference problems would continue.

The May 1, 2004 issue of MOBILE RADIO TECHNOLOGY reported that, after nearly two years waiting for the FCC to address interference problems at 800 MHz, anxious public-safety officials have been outspoken in their disappointment that the FCC did not issue an order as expected. Now the matter has become increasingly complex, with Verizon Wireless vowing to bid at least $5 Billion for the 1.9 GHz replacement spectrum earmarked for Nextel and reports that the FCC might substitute 2.1 GHz airwaves for the 1.9 GHz frequencies contained in the proposal. Political pressures are significant -- Congress wants the revenue a spectrum auction would bring, while the security-conscious Bush administration wants the matter addressed before it becomes an issue for his administration.


-----------------------------
(2) Digital networks translate all communications into a unified digital code before routing them through the network. On the receiving end, bits are translated back into, for example, voice communication. The advantage of employing such a digital code is that the network can manage it easily. This is why most proposed interoperable public service networks are based on digital technology.

(3) Digital "trunked" networks are so named because they have a strong trunk, or center, managing them. Digital technology also permits the compression of voice transmissions. Compressed transmissions in turn decrease the amount of data that needs to be transferred for the same communication, and less data requires smaller channels (less frequency bandwidth), for example by compressing voice into a 6.25 kHz instead of a 25 kHz channel. Therefore, more channels can be fit into a given frequency band.

(4) This is in essence what cellular phone networks do today. Only a limited number of channels are available, and the network automatically assigns them to users requesting to communicate.

COSTS OF REPLACING RADIOS IS PROHIBITIVE

The FCC was not the only federal agency to address the issue of interoperable public safety communications. The Public Safety Wireless Network, or PSWN, program was formed as a joint initiative of the Departments of Justice and the Treasury Department advocating interoperability. The PSWN identified funding as the primary obstacle to radio interoperability and stated: "Funding for the development of new public safety radio systems or the replacement of existing systems is virtually unattainable." A study by management consulting firm Booz-Allen & Hamilton on behalf of PSWN estimated that it will cost $18.3 Billion to replace the existing national emergency communications infrastructure, with 80% of those costs borne by local agencies ($15.4 Billion), compared with $1.2 Billion for federal and $1.7 Billion for state agencies.5 And these staggering sums are for equipment only - additional monies must be allocated for training and practice6.

Because replacing the entire radio infrastructure in the United States will be a costly and time-consuming undertaking, and considering the significant political, economic and technical obstacles to providing a true national emergency radio interoperable system, we believe that our Radio Bridge and related technologies are the only realistic way to provide first responders with interoperable radio communications for at least the next seven to ten years.

GENERAL COMPETITIVE CONDITIONS IN THE HOMELAND SECURITY MARKET

Obtaining market share increasingly depends upon agreements with complementary services and products and/or channel partners. As the government and private industry become increasingly concerned with security issues, the security and anti-terrorism industry has grown accordingly. Competition for government and private contracts is intense among a wide-ranging group of product and service providers, most of which are larger than us and possess significantly greater assets, personnel and financial resources. Many of our competitors also have established lobbyists, which provides them with an advantage in securing government contracts. However, we have been working directly with major public safety agencies and the military to develop our products. We believe our technology is highly competitive and that we are in a position to compete effectively in the emerging market supplying public safety agencies with affordable mobile wireless communications systems.

---------------------------

(5)  See PSWN, LMR Replacement Cost Study Report (June 1998), p. 5.

(6) "For interoperability to be implemented, all existing radio communications infrastructure used by public service agencies must be substituted with new equipment. This involves more than just replacing the hundreds of thousands of radio sets currently in use. Every one of these agencies also operates a small radio network consisting of dispatcher stations, transmitters, and relay stations to link the individual radio sets with each other and with the command post, and this network infrastructure needs to be replaced as well. In addition to the new hardware (i.e., The radio sets and networks) hundreds of thousands of users may need to be trained to use the new equipment. Finally, this transition must take place in real time, while emergencies continue to happen that require first responders to be in active communication." - Viktor Mayer-Schonberger, "Emergency
     Communications: The Quest for Interoperability in the United States and Europe, Ibid.

In addition to Aegis Assessments, companies selling patchwork solutions include JPS Communications, a unit of Raytheon Corporation; Link Communications, with its Tactical Communication Bridge unit; and the Incident Commander Radio Interface supplied by Communications-Applied technology. The only company that indicates any significant market penetration at this time is JPS Communications.

OUR OTHER PRODUCTS

     SAFETYNET(TM) WIRELESS LIFE SAFETY SYSTEM (" WLSS")

The effectiveness of public safety agencies responding to an emergency at a high-rise building or other commercial facility is highly dependent upon the integration of public and private emergency systems. The WLSS uses a variation of our Mobile Command Post, along with wireless remote stations that are placed in high rise buildings or other large commercial or infrastructure locations, to provide facility managers and emergency responders with a reliable wireless emergency management and communications system. The remote stations can include broadband video, audio, two-way radio, as well as chemical and air flow data from life safety devices that can be used to monitor, direct, communicate and share with public safety agencies. In many instances wired safety systems have become inoperable because of damage to wires, the loss of electricity or damage to remote sensors. The wireless capability is designed to provide another level of safety. The WLSS can augment wired safety systems for high-rise buildings, provide special event security, expand mobile surveillance for private security, expand border surveillance and a myriad of other applications. For high-rise stairwells, the WLSS provides infrared, as well as regular imaging so that first responders can determine where to concentrate rescue personnel. The WLSS for a particular building can be programmed to include a building floor plan and utility schematics to coordinate gas and electricity shut offs and the approach to emergency events.

Helping to accelerate the potential adaptation of WLSS will be the growing codification of ordinances for in-building communication. An important lesson learned in the 1993 bombing of the World Trade Center, or WTC, was that communication was impeded by the steel and concrete in the structure of the buildings, making coordination impossible. In the case of the WTC, a series of radio repeaters were installed in the complex to facilitate communication of emergency responders. Since building codes are generally enacted at the local level, a national trend has yet to be established. However, first mover communities, including Scottsdale, Arizona, have enacted in-building communication ordinances. The intent of these ordinances is to insure the ability to receive and transmit emergency response radio from any place in the building. These ordinances are aimed at high-rise buildings and facilities with large areas to be monitored.

This codification effort is being pushed by a PSWN that stresses interoperability. A November 2002 report by the PSWN listed several communities that have enacted codes for interoperability, and a number of other communities where enactment was being considered. This effort will enhance our ability to market the WLSS, particularly for new construction. The retrofitting of existing buildings will be dependent on the age of current systems, code requirements for retrofitting, the budgets for upgrading and the importance put on improved safety.

A survey by the U. S. Energy Information Agency shows approximately 4.6 million commercial buildings in a 2002 compilation. Of this number, 705,000 were office buildings, 105,000 were health care facilities, 309,000 were education buildings and 326,000 were public assembly facilities. The utilization of the WLSS can be most effective in large area buildings or high-rise structures. Of the total 4.6 million buildings, we estimate that more than one million buildings could be potential sites for WLSS. There are also significant additional applications for our WLSS (i.e., surveillance applications, such as border patrol).

We rolled out the WLSS in New York City at the Associated Builders and Owners, or ABO, of Greater New York, Inc. Trade Show on June 8, 2004. ABO membership encompasses a broad spectrum of the real estate industry. Members include the region's most prominent builders, developers, owners and entrepreneurs, as well as architects, engineers, planners, building materials suppliers, contractors, managing agents, bankers, and other allied professionals. In addition, ABO maintains strong relationships with other real estate industry associations.

     MOBILE COMMAND POST ("MCP")

The MCP uses much of the same technology as the WLSS. Through a central command post and strategically placed cameras, microphones and other sensors, the MCP provides real-time streaming video, audio, secure messaging and other data from an emergency scene, allowing the incident commander to see exactly what is happening. This instant data allows the incident commander to make better decisions and relay data to fire, police, emergency medical personnel and other agency leaders. The MCP can include built-in sensors to identify and monitor nuclear, biological and/or chemical threats.

SALES AND MARKETING

To reach a scattered market, we intend to take a multi-channel approach to marketing, which will include relationships with territorial distributors, dealers, and independent sales agents. On May 24, 2004, we entered into a distribution agreement with JAD Corp. of America for the New York market and surrounding areas. We are also currently marketing directly with many of the public safety agencies that assisted us in developing our Radio Bridge and Mobile Command Post. Those marketing efforts include exhibiting at police and fire trade shows and conventions, building management expositions and conventions and Homeland Security conferences and expositions.

We are also working with several of the national commercial building development, leasing and management companies to sell and install the WLSS. A relationship with any one of these companies could accelerate the adoption of this product.

INTELLECTUAL PROPERTY

We have filed provisional patent applications on the technologies underlying our products. We also use the trademark, "Aegis SafetyNet" and hold certain State trademark rights and common law trademark rights in and to that mark. We have applied for federal registration of this trademark, the application for which is pending with the United States Patent and Trademark Office. The state trademark expires in eight years and the federal trademark would expire in nine years.

We intend to file formal patent applications on our RadioBridge, Mobile Command Post and Wireless Life Safety System products, and to apply for additional trademarks for those products. In addition, we employ several other methods to protect our proprietary rights in our Aegis SafetyNet technologies and related products. The employment agreements we have entered into with our employees, and the consulting agreements we have entered into with consultants, contain non-disclosure provisions for our proprietary and confidential information. We also enter into non-disclosure agreements with third parties, such as distributors of our products and independent sales representatives, who may require access to information we deem proprietary or confidential in order to perform their obligations to the company. However, there can be no assurance that these protections will be adequate or that our actions will be sufficient to prevent imitation or duplication of our products and services by others.

RESEARCH AND DEVELOPMENT

We are focusing on finalizing production models of our products, planning to reduce production costs through economies of scale, and entering into collaborative relationships with other companies that will be providing components for our products. Although most of our research and development on the WLSS has been completed, during the next twelve months we anticipate beta-testing the system in test sites on the east and west coast. We are currently reviewing potential beta-test sites. Initially we will be targeting Class-A type high-rises and campus-style facilities. However, we think a market for retrofitting WLSS in Class-B type high-rises and commercial facilities will also develop as regulatory authorities address the need for interoperable wireless communications inside structures. We therefore anticipate spending some funds on research and development activities because, even though we are exploiting established wireless technologies to develop our WLSS, the results of our on-site beta testing may necessitate design changes or modifications.

GOVERNMENT REGULATION

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

EMPLOYEES

We currently have eight full-time employees. In addition to our full-time employees, we have consultants who currently provide marketing, business development, manufacturing, administrative and advisory services similar to those which would be provided by part-time and full-time employees. We have also entered into consulting agreements to obtain counsel and services relating to marketing, product development, financial matters, media relations and business development. Copies of consulting agreements and officers' employment agreements have been filed as exhibits to our registration statement on Form SB-2 filed with the Securities and Exchange Commission on October 9, 2002 and subsequent amendments thereto, as exhibits to our quarterly and annual reports, and as exhibits to other registration statements and current reports on Form 8-K.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive, administrative and operating offices are located at 7975 N. Hayden Road, Suite D363, Scottsdale, Arizona 85258. We relocated those offices from Newport Beach, California in February 2004. Our lease is currently scheduled to expire in May 2007 with an option to extend the lease month to month thereafter. We currently lease approximately 2,647 square feet with access to additional common areas. Our annual lease payments on this facility are approximately $62,500. Our office facilities are well maintained and we believe our facilities are adequate for our administrative and sales and marketing operations.

In October 2003 we entered into a lease for approximately 2,500 square feet of industrial assembly and fabricating facilities that is part of a larger multi-tenant industrial building located in the Los Angeles Northeast Valley Enterprise Zone in Van Nuys, California. The building is well maintained with common area services provided by our landlord. The lease has an initial term of 18 months with an option to extend the lease for an additional 6 month term thereafter. Our annual lease payments on this facility are approximately $30,000.

Pursuant to a consulting agreement with Michael McBride, the company has access to approximately 1,200 square feet of sales and marketing office space located at 419 Occidental Avenue South, Suite 600, Seattle, Washington 98104, which is maintained by Mr. McBride for our use pursuant to his consulting agreement. A copy of that consulting agreement was attached as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2003.

We outsource our manufacturing through 3Netics Corporation, which maintains a 4,000 square foot assembly facility in Marysville, Washington.

Except for the leasehold interests in the office and industrial facilities we lease, we do not presently own any interests in real estate.

ITEM 3. LEGAL PROCEEDINGS

In September 2003, we filed a complaint in California Superior Court against two former officers of the Company and a related company alleging fraud, deceit, conspiracy, breach of contract and seeking rescission of agreements made in April and August 2002, as well as the return of cancelled stock certificates representing 1,000,000 cancelled shares of the Company's common stock. In October 2003, the defendants filed a cross complaint alleging conversion, breach of duty to transfer securities, breach of contract, defamation, and unfair business practices against the Company and, over the course of the last year, added each of our directors as cross-defendants. We believe suing each director personally was a bad faith tactic designed to induce the directors to settle the lawsuit, which the directors refused to do.

Over the last year, we have vigorously prosecuted our complaint and have put forward significant discovery requests to the defendants. When the defendants failed to respond to the discovery requests appropriately, the Company and our directors were forced to file numerous motions to compel the defendants to respond. The court granted seven of our motions and ordered the defendants to provide additional documents and responses to us, which the defendants have failed to do. Additionally, on September 23, 2004, the court ordered the entire case stayed until Joseph King, a former director of the Company and a principal shareholder, retires from military service (Master Sergeant King is currently on active duty with the U.S. Army Special Operations Command). Just prior to the hearing on the stay motion, the defendants dismissed Sgt. King from the lawsuit without prejudice. When the stay is lifted we intend to seek additional court orders and sanctions against the defendants and to continue to prosecute the action.

In the event of an unfavorable outcome of the defense against the cross-complaint, the award of damages to defendants could be material. We do not have director and officer insurance or any other form of insurance covering the period that gave rise to these events. We believe that the merits of our case are substantial and that we will prevail in the matter. If we prevail in the pending litigation, there is the potential of a contingent gain of an amount not to exceed $10,000. We could also be awarded punitive damages, compensatory damages, and our attorneys' fees and court costs. We may also be entitled, along with our directors, to sue the defendants and their attorneys for malicious prosecution.

We have also been informed that a former employer, Robert Alcaraz, desires to arbitrate certain issues relating to his employment with the Company from January 1, 2003 to July, 2003; however, no such arbitration procedures have yet been initiated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock trades publicly on the OTC Bulletin Board, or OTCBB, under the symbol "AGSI." The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCBB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted are not a reliable indication of the value of our common stock.

Our common stock was first quoted on the OTCBB on September 9, 2003 and the opening bid quotation was $2.00 per share. The following table sets forth the quarterly high and low bid prices per share of our common stock by the National Quotation Bureau during the last two fiscal years. The quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

FISCAL YEAR     QUARTER ENDED            HIGH             LOW
2003            April 30, 2003           $3.30           $2.00
                July 31, 2003            $6.00           $2.50
2004            October 31, 2003         $4.35           $2.70
                January 31, 2004         $4.55           $2.90
                April 30, 2004           $4.20           $2.10
                July 31, 2004            $4.50           $3.00

In September 2003, we registered with Standard and Poor's, or S&P, for a complete corporate listing and description in Standard and Poor's Corporation Records. Our corporate description was also published in Standard and Poor's Daily News Section. S&P also initiated financial coverage of the company as part of the S&P Market Access Program, including coverage of the Company on S&P's Market Access website, as well as S&P Marketscope and the electronic version of S&P Stock Guide database. Standard and Poor's Corporation Records is a recognized securities manual for the "Blue Sky" Standard Manual Exemption for secondary trading in more than 35 states. We believe our listing in Standard and Poor's Corporation Records has assisted the brokerage and investment communities in making a market for our common stock.

HOLDERS OF RECORD

On November 1, 2004, there were approximately 900 shareholders of record of our common stock. The Company has no record of the number of shareholders who hold their stock in "street" name with various brokers. DIVIDEND POLICY We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business and do not intend to pay any cash dividends on our common stock in the foreseeable future. Payment of dividends in the future, if any, will be made at the discretion of our board of directors. Such decisions will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects of the Company and such other factors as our board of directors may deem relevant.

SALE OF UNREGISTERED SECURITIES

During the fiscal quarter ended July 31, 2004, we continued to raise funds for operations through a private placement of our equity securities. Proceeds from the issuance of 608,139 shares of our common stock during the three month period ended July 31, 2004 totaled $912,208.50, with an additional $162,253.50 in proceeds raised from the exercise of 324,507 warrants.

During the period August 1, 2004 through November 8, 2004, we issued 181,927 shares of our common stock and received proceeds of $272,890.50. Additionally, during the period August 1, 2004 through November 8, 2004, shareholders exercised 254,977 warrants for total proceeds of $132,488.50.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the fiscal year ended July 31, 2004, this "Management's Discussion and Analysis" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 7 of this Annual Report.

FORWARD-LOOKING STATEMENTS

This portion of this Annual Report on Form 10-KSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to the Company's belief or anticipation that (i) there is a national market for its Radio Bridge product; (ii) if the trend of various agencies receiving grant funds for interoperable equipment throughout the United States by the DHS continues, that it will have a significant positive impact on the Company's ability to sell Radio Bridges to public safety agencies; (iii) grant funds are now being disbursed to local public safety agencies throughout the United States by the DHS for interoperable communications equipment; (iv) the growing trend of governments passing in-building ordinances will create a market for the Wireless Life Safety System and that this product will meet the specific requirements; (v) further cash resources will accrue over the next 12 months from sales of its products; and (vi) a listing on AMEX would increase the Company's ability to reach an expanded shareholder base and increase its exposure to the investment community...

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to (i) market acceptance of our products; (ii) establishment and expansion of our direct and indirect distribution channels;
(iii) attracting and retaining the endorsement of key opinion-leaders in the law enforcement, fire, rescue and other emergency response communities; (iv) the level of product technology and price competition for our products; (v) the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; (vi) potential delays in international and domestic orders; (vii) risks associated with rapid technological change and execution and implementation risks of new technology; (viii) new product introduction risks; (ix) ramping manufacturing production to meet demand; (x) future potential litigation resulting from alleged product related injuries;
(xi) potential fluctuations in quarterly operating results; (xii) financial and budgetary constraints of prospects and customers; (xiii) fluctuations in component pricing; (xiv) adoption of new or changes in accounting policies and practices, including pronouncements promulgated by standard setting bodies; (xv) changes in legislation and governmental regulation; (xvi) publicity that may adversely impact our business and/or industry; and (xvii) the other risks and uncertainties set forth below under those identified in the section below titled "Risk Factors," as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

CRITICAL ACCOUNTING POLICIES

Our Management's Discussion and Analysis section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources, primarily allowance for doubtful accounts receivables, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. We have also identified the following policies as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout the Management's Discussion and Analysis where such policies affect our reported and expected financial results.

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

o CONCENTRATION OF CREDIT RISK. Our accounts receivable potentially subject us to concentrations of credit risk. We expect to make sales on credit and we generally will not require collateral. We will perform ongoing credit evaluations of our customers' financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts will be written off when deemed uncollectible, and accounts receivable will be presented net of an allowance for doubtful accounts.

RECENT EVENTS

The Radio Bridge was referenced in the April 22, 2004 issue of the Congressional Quarterly as one of the new types of "patch devices," or radio bridge systems that are part of a major initiative by the Department of Homeland Security, or DHS, to provide immediate radio interoperability to first responders, which has become a national emergency preparedness priority.

In May 2004, The Space and Naval Warfare Systems Center, San Diego, or SPAWAR, selected our Radio Bridge over other interoperable solutions offered by companies such as Raytheon and purchased the very first production Radio Bridge for testing and evaluation.

We demonstrated our Radio Bridge at the Weapons of Mass Destruction Civil Support Team, or WMD-CST, exercises hosted by the Kauai Civil Defense Agency in Lihue, Kauai from June 7 through June 9, 2004. The exercises simulated various Weapons of Mass Destruction, or "WMD," scenarios, including explosions and chemical and biological attacks resulting in mass casualties. Representatives of the Department of Homeland Security observed the drills. Participants included the 93D WMD-CST Hawaii National Guard and WMD-CST Alaska National Guard; the Kauai Police Department; the Kauai Fire Department; the American Red Cross; the Kauai Department of Health and the Department of Land & Natural Resources.

In July 2004, we began producing our Radio Bridge through an outsource manufacturer, 3Netics Corporation, at an assembly facility located in Marysville, California. We delivered the first 41 Radio Bridge units to our New York distributor, JAD Corporation of America, in September 2004. We have also delivered a Radio Bridge to the Los Angeles Police Department. We plan to provide additional units to various public safety agencies in California and Arizona over the course of the next few months.

The Radio Bridge has now been added to the Responder Knowledge Base hosted on the DHS Web site. The Responder Knowledge Base, or RKB, is a national information resource for emergency responders, sponsored by the Oklahoma City National Memorial Institute for the Prevention of Terrorism. This project is designed to provide emergency responders with a trusted, integrated, online source of information on equipment and related items such as training, standards, and grants. The RKB went on line at the end of October 2003.

The Radio Bridge was also nominated as a new law enforcement product to participate in the Office of Law Enforcement Technology Commercialization, or OLETC, program, which is sponsored by the National Institute of Justice's Office of Science and Technology. The program is designed to assist in the commercialization of innovative technology for use by the law enforcement community. The program provides support through every stage of technology transfer and commercialization, and includes providing assistance in marketing assessments, product development, testing and evaluation, and financial assistance. In May 2004, we participated as a presenting technologist in the Eighth Annual OLETC Mock Prison Riot(TM), the premier international corrections and law enforcement technology showcase held at the former West Virginia Penitentiary, which is now the National Corrections and Law Enforcement Training and Technology Center, or NCLETTC. Sponsored by OLETC, a program of the National Institute of Justice, in conjunction with the NCLETTC and the West Virginia Division of Corrections, the event introduces new public safety technology to law enforcement and corrections professionals nationwide and is a showcase for emerging public safety technologies.

We also submitted a preliminary application for product liability protections under the SAFETY Act. As part of the Homeland Security Act of 2002, Public Law 107-296, Congress enacted the SAFETY Act to provide "risk management" and "litigation management" protections for sellers of qualified anti-terrorism technologies and others in the supply and distribution chain. The aim of the Act is to encourage the development and deployment of anti-terrorism technologies that will substantially enhance the protection of the nation. Specifically, the SAFETY Act creates certain liability limitations for "claims arising out of, relating to, or resulting from an act of terrorism" where qualified anti-terrorism technologies have been deployed. It also confers other benefits. However, there can be no assurance that we will receive a designation and certification under the SAFETY Act.

TRENDS

We believe that there is a national market for our Radio Bridge. The lack of radio interoperability for first responders to emergency situations has received tremendous recent media attention as a new report by the Federal commission investigating the September 11 terrorist attacks found that rescuers were forced to make rapid-fire, life-and-death decisions based on incomplete communications, contributing to the World Trade Center death toll. To address this problem, the DHS is launching a new office for interoperability and compatibility that will coordinate communications interoperability, equipment and training compatibility between Federal, State, and local governments. In 2003, the DHS awarded $79 million for communication interoperability pilot projects in 17 communities. In order to reduce the time and effort spent by first responders and state and local governments, the DHS also announced that it has streamlined the grant process by eliminating multiple applications and consolidating various administrative procedures into a single process. This greatly reduces the time in which funding can be made available. In 2004, five distinct programs, the State Homeland Security Grant Program, the Law Enforcement Terrorism Prevention Grant Program, the Citizen Corps Grant Program, the Urban Areas Security Initiative, and the Mass Transit Security Program, were integrated into two consolidated grant programs. We have been informed that many of the agencies we have been working with for the last two years have received grant funds for interoperable equipment and we believe that grant funds are now being disbursed to local public safety agencies throughout the United States by the DHS for interoperable communications equipment. If this trend continues, we believe it will have a significant positive impact on our ability to sell Radio Bridges to public safety agencies.

However, notwithstanding the foregoing, due to our long sales cycles and the uncertainty of grant funding, we do not depend materially on grant funds being available. Our wireless products, including the SafetyNet Radio Bridge and the Wireless Life Safety System, have significant commercial applications and we are marketing these products to the private sector.

Although most of our research and development on the Wireless Life Safety System has been completed, during the next 12 months we anticipate beta-testing the system in test sites on the east and west coasts. We currently are reviewing potential beta-test sites. Initially we will be targeting Class-A type high-rises and campus-style facilities. However, we think a market for retrofitting Wireless Life Safety Systems in Class-B type high-rises and commercial facilities also will develop as regulatory authorities address the need for interoperable wireless communications inside structures.
There is a growing trend toward establishing in-building communications ordinances to regulate both indoor wireless public safety communications and Wireless Life Safety Systems. In November 2002, the Public Safety Wireless Network, or PSWN, released a report regarding in-building ordinances and their benefits to interoperability. The PSWN report stated that one specific area of wireless communications that has become increasingly important to public safety professionals is the need to provide adequate wireless communications to these professionals while they operate inside buildings. However, we are still researching the certifications or other code requirements we will need to market the WLSS commercially.

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

We have developed the general architecture of our marketing and distribution plan. Over the next 12 months, we intend to enter into distribution agreements for our products with both domestic and international independent distributors, dealers and sales representative, including in Central and South America, Mexico, and Canada. We plan to enter into alliances with national marketing partners domestically with purchasing agents and building association partners that can promote the commercial applications of our technologies. We intend to attend public safety and commercial trade shows and continue our mail campaign of product awareness flyers. To assist in our sales administration, we intend to purchase and install a sales data base tracking system such as Goldmine or ACT.

With respect to our existing distributor, we intend to renegotiate our current agreement with JAD Corp. of America to clarify the market to which they have rights, as well as the general compensation structure.

RESULTS OF OPERATIONS

We have incurred losses since our recent inception in 2002 and have relied on the sale of our equity securities and on loans from our officers to fund our operations. Until very recently, we did not generate any revenues from operations. However, as discussed throughout this Annual Report, we have recently begun taking purchase orders for our Bridge Radio product and have recorded minimal revenue for our fiscal year ended July 31, 2004.

Revenues for the fiscal year ended July 31, 2004 was $12,545 compared to $0 for fiscal year ended July 31, 2003. This increase in revenue is the result of the sale of our first Radio Bridge units.

Our general and administrative expenses other than for related parties for the year ended July 31, 2004 were $8,923,935, as compared to $1,194,324 for our fiscal year ended July 31, 2003. Our operating expenses have increased dramatically in the past year as a result of the costs of developing our products, hiring additional employees and contracting with outside consultants. Now that we have a finished product ready for delivery to end-users, our marketing activities have increased significantly, and we are incurring increased marketing costs, including costs associated with demonstrating our products to public safety agencies and government officials, major law enforcement officials, fire department officials, federal agencies, the United States Army, and potential commercial channel partners, including distributors, dealers and independent sales representatives. We have also incurred increased costs associated with the design, preparation, and printing of marketing and product informational material, courier costs and mailing costs. Moreover, we continue to incur legal and accounting expenses and other expenses incidental to our reporting obligations as a public company and to the increase in our requirements for transactional legal and accounting services.

Our consulting cost - related party expense for the year ended July 31, 2004 was $53,588, as compared to $233,477 for the year ended July 31, 2003.

Our loss before provision for income taxes was $8,968,578 for the year ended July 31, 2004, as compared to $1,427,801 for the period from inception to July 31, 2003. Our net loss for the year ended July 31, 2004 after provision for income taxes was $8,968,578, as compared to $1,428,601for the year ended July 31, 2003.The increase was the result of an increase in the number of employees and consultants, as well as increased office and operating expenses.

Our net loss from operating activities for the year ended July 31, 2004 without including stock based compensation totaled $8,968,578 as compared to a net loss of $1,428,601for the year ended July 31, 2003. Total net loss for the period from inception to July 31, 2004 without including stock based compensation totaled $10,524,544. If stock based compensation as computed using the fair value method is included, the pro forma net loss for the year ended July 31, 2004 totaled $13,550,078, as compared to a pro forma net loss of $2,005,483 for the year ended July 31, 2003 and totaled $15,671,385 for the period from inception to July 31, 2004. The increase is attributed to increased stock based compensation to employees and consultants during the year ended July 31, 2004, as well as our increased product development costs, increased marketing costs, and the hiring of additional employees and contracting with additional consultants during the period.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended July 31, 2004, we had $497,577 in cash resources, as compared with $32,932 in cash during the equivalent period ended July 31, 2003. The increase is due to the sale of our equity in private placement transactions. In July 2003, we issued equity units in a private placement, each of which consisted of one share of the Company's common stock, one warrant to acquire one share of the Company's common stock at $.50 per share, with an exercise period which expires six months after the purchase, and one warrant to acquire one share of the Company's common stock at $1.50 per share, with an exercise period which expires 18 months after purchase. As of July 31, 2004, a total of 301,334 equity units of the July 2003 equity offering were sold and 221,667 of the $.50 warrants were exercised for total proceeds of $562,934. In addition, 79,667 of the $.50 warrants had expired leaving a total of 301,334 warrants outstanding. All the remaining warrants have an exercise price of $1.50. As of the year ended July 31, 2003, a total of 46,667 equity units of the July 2003 equity offering were sold with proceeds of $70,000.

In October 2003, we authorized the sale of 2,000,000 equity units in a private placement for $1.50 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased. No units were sold prior to October 31, 2003. As of July 31, 2004, we had sold 1,081,800 units of the October 2003 equity offering and 669,836 of the warrants were exercised for total proceeds of $1,957,618. As of July 31, 2004, 35,000 of the warrants had expired leaving 376,964 outstanding.

At July 31, 2004 we had accrued payroll liability of $16,419, as compared with $253,771 at July 31, 2003. The decrease is attributed to paying down amounts due employees from prior periods. Accounts payable and accrued expenses totaled $53,315 at July 31, 2004, as compared to $60,999 at July 31, 2003, the decrease due to paying down amounts due from prior periods. The Company has been making payments on the outstanding notes payable to our officers, the $16,417 payable on outstanding notes at July 31, 2003 was paid in full during the year ended July 31, 2004. During the year ended July 31, 2004 the Company borrowed $2,332 to purchase office equipment.

In April 2004 we received a purchase order for units of the Aegis SafetyNet Radio Bridge from a distributor, JAD Corp. of America. Along with the purchase order we received a progress payment of $350,000. At July 31, 2004, these funds were recorded as deferred revenue. As the units are shipped and sales activities completed revenues will be recognized.

We held property and equipment at July 31, 2004, which was valued, net of depreciation of $17,993, at $240,363, as compared with $2,349 and $24,243 at July 31, 2003 respectively. The increase is attributed to the acquisition of components for our demonstration product models, as well as the acquisition of computer equipment, office equipment, and other assets necessary and incidental to our operations. Our total assets at July 31, 2004 were $961,501, as compared with $51,175 at July 31, 2003.

We believe we have sufficient funds currently available to satisfy our cash requirements for the next 6 months. Our goal is to raise approximately $5 million in the next 6 months, to be allocated to expanding our production capabilities, establishing a distribution channel for our products, hiring additional personnel for our sales ramp-up, and meeting requirements to secure acceptance for listing our stock on the American Stock Exchange. We believe we will raise sufficient funds to continue our business operations because of what we believe is a demonstrated need for our products and the expanding market for those products.

GOING CONCERN

Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have little revenues and assets and we have incurred losses since our inception. Since inception we have relied solely on loans from shareholders and officers and the sale of our equity securities to fund our operations. Our general business strategy is unproven, and we are generating little revenue; however, we continue to incur legal, accounting, and other business and administrative expenses. Our auditor has therefore recognized that there is substantial doubt about our ability to continue as a going concern.

RISK FACTORS

An investment in our common stock involves a substantial degree of risk. Before making an investment decision, you should give careful consideration to the following risk factors in addition to the other information contained in this report. The following risk factors, however, may not reflect all of the risks associated with our business or an investment in our common stock only if you can afford to lose your entire investment.

RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY AND THERE IS NO ASSURANCE THAT OUR COMPANY WILL ACHIEVE PROFITABILITY.

Until recently, we have had no significant operations or revenues with which to generate profits or greater liquidity. Although we have recently entered into a distribution agreement that is expected to provide some amount of revenues, we have not yet generated a sufficient amount of operating revenue to sustain our projected operations. We have a very limited current operating history on which investors can evaluate our potential for future success. Our ability to generate revenue is uncertain and we may never achieve profitability. Potential investors should evaluate our company in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control. These risks include:

o        lack of sufficient capital,
o        unproven business model,
o        marketing difficulties,
o        competition, and
o        uncertain market acceptance of our products and services.

As a result of our limited operating history, our plan for growth, and the competitive nature of the markets in which we may compete, our historical financial data are of limited value in anticipating future revenue, capital requirements, and operating expenses. Our planned capital requirements and expense levels will be based in part on our expectations concerning capital investments and future revenue, which are difficult to forecast accurately due to our current stage of development. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Our product development, marketing and general administrative expenses may increase significantly if we begin to increase our sales and expand operations. To the extent that these expenses precede or are not rapidly followed by a corresponding and commensurate increase in revenue or additional sources of financing, our business, operating results, and financial condition may be materially and adversely affected.

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

WE MAY FACE SIGNIFICANT COMPETITION, INCLUDING FROM COMPANIES WITH GREATER RESOURCES, WHICH COULD ADVERSELY AFFECT OUR REVENUES, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

There are existing companies that offer or have the ability to develop products and services that will compete with those that we currently offer or may offer in the future. These include large, well-recognized companies that have substantial resources and established relationships in the markets in which we compete. Their greater financial, technical, marketing, and sales resources may permit them to react more quickly to emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, and sale of competing products and services. Emerging companies also may develop and offer products and services that compete with those that we offer. Increased competitive pressure could lead to reduced market share, as well as lower prices and reduced margins for our products, which would adversely affect our results of operations and financial condition. We cannot assure you that we will be able to compete successfully in the future.

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

We have generated minimal revenue to date from the sale of our SafetyNet products. Until recently, our funding came primarily from the sale of our equity and debt securities. However, we expect to generate greater revenues from the sale of our SafetyNet products, including the SafetyNet Radio Bridge, the SafetyNet Mobile Command Post and the SafetyNet Wireless Life Safety System. We expect to depend on sales of these products, primarily the SafetyNet Radio Bridge, for the foreseeable future. A decrease in the prices of or demand for these product lines, or their failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.

IF WE ARE UNABLE TO MANAGE OUR PROJECTED GROWTH, OUR GROWTH PROSPECTS MAY BE LIMITED AND OUR FUTURE PROFITABILITY MAY BE ADVERSELY AFFECTED.

We expect our business to grow in the near future. Rapid expansion may strain our current managerial, financial, operational, and other resources. If we are unable to manage our growth, our business, operating results, and financial condition could be adversely affected. We will need to continually improve our operations and our financial, accounting, and other internal control systems in order to manage our growth effectively. Any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects and profitability.

WE MAY FACE PERSONAL INJURY AND OTHER LIABILITY CLAIMS THAT COULD HARM OUR REPUTATION AND ADVERSELY AFFECT OUR SALES AND FINANCIAL CONDITION.

Our products will be depended upon in emergency, rescue and public safety situations that may involve physical harm or even death to individuals, as well as potential loss or damage to real and personal property. Our products may be associated with these injuries or other losses. A person who sustains injuries, the survivors of a person killed, the owner of damaged or destroyed property in a situation involving the use of our products, or the owner of a facility at which such injury, death or loss occurred may bring legal action against us to recover damages on the basis of theories including personal injury, wrongful death, negligent design, dangerous product or inadequate warning. We may also be subject to lawsuits involving allegations of misuse of our products. If successful, such claims could have a material adverse effect on our operating results and financial condition. Significant litigation could also result in a diversion of management's attention and resources, negative publicity and an award of monetary damages in excess of our insurance coverage.

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO EXPAND SALES THROUGH DISTRIBUTORS, DEALERS, AND INDEPENDENT SALES REPRESENTATIVES AND OUR INABILITY TO TAKE ADVANTAGE OF OUR EXISTING DISTRIBUTION NETWORK OR RECRUIT NEW DISTRIBUTORS, DEALERS, OR INDEPENDENT SALES REPRESENTATIVES WOULD NEGATIVELY AFFECT OUR SALES.

Our distribution strategy is to pursue sales through multiple channels with an emphasis on independent distributors, dealers, and sales representatives. We currently have one existing distribution partner with which we have entered into an exclusive distribution arrangement, although we are in the process of renegotiating that relationship. This distributor's inability to successfully sell our products or our inability to retain other distributors, dealers, and sales representatives who can successfully sell our products would adversely affect our sales. In addition, if we do not competitively price our products, meet the requirements of our current distributor or end-users, provide adequate marketing support, or comply with the terms of our distribution arrangement, our distributor may fail to aggressively market our products or may terminate its relationships with us. These developments would likely have a material adverse effect on our sales. Our reliance on others to sell our products also makes it more difficult to predict our revenues, cash flow and operating results.

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

The Department of Homeland Security currently awards funding grants for the purchase of communications equipment that provides interoperability to first responders. These funds are granted through the State Homeland Security Grant Program, the Urban Area Security Initiative, and other grants administered by the Office of Domestic Preparedness, the Federal Emergency Management Agency, and the Transportation Security Administration. Other Federal agency programs include Department of Justice grants for counter-terrorism and general-purpose law enforcement activities through the Office of Community Oriented Policing Services, which distributes funding through a wide range of programs, both as grants and cooperative agreements. Additionally, many grants are administered directly through state agencies and administrative offices. Budgetary, political or other constraints or delays in providing or the availability of funding through these grant programs could preclude many of our end-users from being able to purchase our products, which would have an adverse impact on our revenues, results of operations and financial condition.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY LOSE A COMPETITIVE ADVANTAGE OR INCUR SUBSTANTIAL LITIGATION COSTS TO PROTECT OUR RIGHTS.

Our success depends both on our internally developed technology and our third party technology. We rely on a variety of trademarks, service marks, and designs to promote our brand names and identity. We also rely on a combination of patents, contractual provisions, confidentiality procedures, trademarks, copyrights, trade secrecy, unfair competition, and other intellectual property laws to protect the proprietary aspects of our products. The steps we take to protect our intellectual property rights may not be adequate to protect our intellectual property and may not prevent our competitors from gaining access to our intellectual property and proprietary information. In addition, we cannot provide assurance that courts will always uphold our intellectual property rights or enforce the contractual arrangements that we have entered into to protect our proprietary technology.

Third parties may infringe or misappropriate our copyrights, trademarks, service marks, trade dress, and other proprietary rights. Any such infringement or misappropriation could have a material adverse effect on our business, prospects, financial condition, and results of operations. In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear.

We may decide to initiate litigation in order to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of our proprietary rights. Any such litigation could result in substantial expense, may reduce our profits, and may not adequately protect our intellectual property rights. In addition, we may be exposed to future litigation by third parties based on claims that our products or services infringe their intellectual property rights. Any such claim or litigation against us, whether or not successful, could result in substantial costs and harm our reputation. In addition, such claims or litigation could force us to do one or more of the following:

o cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue;

o obtain a license from and/or make royalty payments to the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all;

o    divert management's attention from our business;

o redesign or, in the case of trademark claims, rename our products or services to avoid infringing the intellectual property rights of third parties, which may not be possible and in any event could be costly and time-consuming.

Even if we were to prevail, such claims or litigation could be time-consuming and expensive to prosecute or defend, and could result in the diversion of our management's time and attention. These expenses and diversion of managerial resources could have a material adverse effect on our business, prospects, financial condition, and results of operations.

DEFECTS IN OUR PRODUCTS COULD REDUCE DEMAND FOR OUR PRODUCTS AND RESULT IN A LOSS OF SALES, DELAY IN MARKET ACCEPTANCE AND INJURY TO OUR REPUTATION.

Complex components and assemblies used in our products may contain undetected defects that are subsequently discovered at any point in the life of the product. Defects in our products may result in a loss of sales, delay in market acceptance, injury to our reputation, increased warranty costs, recalls and costs associated with such recall efforts. In addition, defects in our products could result in personal injuries or death, as well as significant property damage. Any of these events could have a material adverse affect on our revenues, results of operations and financial condition.

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

WE DEPEND UPON OUR EXECUTIVE OFFICERS AND KEY PERSONNEL.

Our performance depends substantially on the performance of our executive officers and other key personnel. The success of our business in the future will depend on our ability to attract, train, retain and motivate high quality personnel, especially highly qualified technical and managerial personnel. The loss of services of any executive officers or key personnel could have a material adverse effect on our business, revenues, results of operations or financial condition. We maintain key person life insurance on the lives of our CEO and President.

Competition for talented personnel is intense, and there is no assurance that we will be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future. In addition, market conditions may require us to pay higher compensation to qualified management and technical personnel than we currently anticipate. Any inability to attract and retain qualified management and technical personnel in the future could have a material adverse effect on our business, prospects, financial condition, and results of operations.

WE MAY FACE RISKS AS WE EXPAND OUR BUSINESS INTO INTERNATIONAL MARKETS.

We currently are exploring opportunities to offer our products in foreign markets. We have limited experience in developing and marketing our services internationally, and we may not be able to successfully execute our business model in markets outside the United States. We will face a number of risks inherent in doing business in international markets, including the following:

o    changing regulatory requirements;o
o    fluctuations in the exchange rate for the United States dollar;
o    the availability of export licenses;
o    unexpected changes in regulatory requirements;
o    potentially adverse tax consequences;
o    political and economic instability;
o    changes in diplomatic and trade relationships;
o difficulties in staffing and managing foreign operations, tariffs and other trade barriers; o complex foreign laws and treaties;
o    changing economic conditions;
o    difficulty of collecting foreign account receivables;
o exposure to different legal standards, particularly with respect to intellectual property and distribution of products;

In addition, we would be subject to the Foreign Corrupt Practices Act, which prohibits us from making payments to government officials and others in order to influence the granting of contracts we may be seeking. Our non-U.S. competitors are not subject to this law and this may give them a competitive advantage over us.

To the extent that international operations represent a significant portion of our business in the future, our business could suffer if any of these risks occur.

                         RISKS RELATED TO OUR SECURITIES

STOCK PRICES OF TECHNOLOGY COMPANIES HAVE DECLINED PRECIPITOUSLY AT TIMES IN THE PAST AND THE TRADING PRICE OF OUR COMMON STOCK IS LIKELY TO BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES TO INVESTORS.

The trading price of our common stock has risen and fallen significantly over the past few months and could continue to be volatile in response to factors including the following, many of which are beyond our control:

o    variations in our operating results;
o announcements of technological innovations or new services by us or our competitors;
o changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
o    our failure to meet analysts' expectations;
o changes in operating and stock price performance of other technology companies similar to us;
o    conditions or trends in the technology industry;
o    additions or departures of key personnel; and
o    future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations that are unrelated to the operating performance of companies with securities trading in those markets. These fluctuations, as well as political events, terrorist attacks, threatened or actual war, and general economic conditions unrelated to our performance, may adversely affect the price of our common stock. In the past, securities holders of other companies often have initiated securities class action litigation against those companies following periods of volatility in the market price of those companies' securities. If the market price of our stock fluctuates and our stockholders initiate this type of litigation, we could incur substantial costs and experience a diversion of our management's attention and resources, regardless of the outcome. This could materially and adversely affect our business, prospects, financial condition, and results of operations.

PROVISIONS IN OUR CORPORATE CHARTER AND UNDER DELAWARE LAW ARE FAVORABLE TO OUR DIRECTORS.

Pursuant to our certificate of incorporation, members of our management and board of directors will have no liability for violations of their fiduciary duty of care as offices and directors, except in limited circumstances. This means that you may be unable to prevail in a legal action against our officers or directors even if you believe they have breached their fiduciary duty of care. In addition, our certificate of incorporation allows us to indemnify our offices and directors from and against any and all expenses or liabilities arising from or in connection with their serving in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay.

CERTAIN PROVISIONS OF DELAWARE GENERAL CORPORATION LAW AND IN OUR CHARTER, AS WELL AS OUR CURRENT STOCKHOLDER BASE MAY PREVENT OR DELAY A CHANGE OF CONTROL OF OUR COMPANY.

Under the Delaware General Corporation Law, which we are subject to, it will be more difficult for a third party to take control of the Company and may limit the price some investors are willing to pay for shares of our common stock. Furthermore, our certificate of incorporation authorizes the issuance of preferred stock without a vote or other stockholder approval. Finally, our outstanding common stock is held primarily by insiders. Without a disparate stockholder base or a fluid aggregation of stockholders, it will be more difficult for a third-party to acquire our company without the consent of the insiders.

OUR COMMON STOCK MAY BE SUBJECT TO THE "PENNY STOCK" RULES AS PROMULGATED UNDER THE EXCHANGE ACT.

In the event that no exclusion from the definition of "penny stock" under the Exchange Act is available, then any broker engaging in a transaction in our common stock will be required to provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of our securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation of sale. Certain brokers are less willing to engage in transactions involving "penny stocks" as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our common stock to dispose of their shares.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in the Financial Statements filed with this report.

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Aegis Assessments, Inc.
Scottsdale, Arizona

We have audited the accompanying balance sheet of Aegis Assessments, Inc. (a development stage company) as of July 31, 2004 and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the year ended July 31, 2004 and for the period from inception (January 16, 2002) to July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aegis Assessments, Inc. as of July 31, 2004, and the results of its operations and its cash flows for the year ended July 31, 2004 and for the period from inception (January 16, 2002) to July 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


HEIN & ASSOCIATES LLP

Phoenix, Arizona
October 26, 2004

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                  July 31, 2004

                          Assets

Current Assets
     Cash                                                          $    497,577
     Accounts Receivable                                                 12,545
     Inventory                                                          196,400
                                                                   ------------
           TOTAL CURRENT ASSETS                                         706,522

Property and equipment, net of accumulated depreciation
     of $17,993                                                         240,363

Other Assets                                                             14,616
                                                                   ------------
TOTAL ASSETS                                                       $    961,501
                                                                   ============
           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                              $     53,315
     Accrued payroll                                                     16,419
     Deferred revenue                                                   350,000
     Note payable                                                         2,332
                                                                   ------------
           TOTAL CURRENT LIABILITIES                                    422,066

Commitments and contingcies (notes 5 and 6)

Series A 8% convertible preferred stock $.001 par value; 200,000 shares authorized

Shareholders' equity:
     Preferred stock, $.001 par value, 10,000,000 shares
     authorized for issuance in one or more series
     Common stock, $.001 par value; 100,000,000 shares
     authorized; 18,372,874 shares issued and
     outstanding at July 31, 2004                                        18,374
     Additional paid-in capital                                      11,113,105
     Stock subscription receivable - related party                      (67,500)
     Stock and options issued for future services
     Deficit accumulated during the development stage               (10,524,544)
                                                                   ------------
           TOTAL SHAREHOLDERS' EQUITY                                   539,435
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              961,501
                                                                   ============

     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                            Statements of Operations


                                                                 For the period from
                                                      For the     January 16, 2002
                                                    Year Ended    (inception) to
                                                   July 31, 2004   July 31, 2004
                                                   -----------------------------
Revenue                                            $     12,545    $     12,545

Operating expense
   Cost of equipment sold                          $      3,600    $      3,600
   General and administrative expenses - other        8,923,935      10,245,624
   Consulting fees - related party                       53,588         287,065
                                                   -----------------------------
Total Operating expenses                           $  8,981,123    $ 10,536,289

   Loss before provision for income taxes            (8,968,578)    (10,523,744)
Provision for income taxes                                 --               800
                                                   -----------------------------
NET LOSS                                           $ (8,968,578)   $(10,524,544)
                                                   =============================
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS
   PER COMMON SHARE - BASIC AND DILUTED            $      (0.62)   $      (0.88)

WEIGHTED AVERAGE COMMON SHARES - BASIC            -----------------------------
   AND DILUTED                                       14,436,016      11,881,889
                                                  =============================


     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                               For the period from
                                                            For the              January 16,2002
                                                          Year Ended             (inception) to
                                                         July 31, 2004           July 31, 2004
                                                         ------------            ------------
Cash flows from operating activities:

    Net loss                                             $ (8,968,578)           $(10,524,544)

      Adjustments to reconcile net
         loss to net cash used in operating
         activities:

         Non-cash items included in the net
          loss:
         Depreciation                                          15,644                  17,993
         Amortization and expenses related to
          stock and stock options                           7,293,494               8,228,560

         The intrinsic value of non-detachable
          conversion rights of the Series A 8%
          preferred stock                                                               9,800
         Issuance of stock for payment of interest              1,184                   3,266

      (Increase) Decrease in Assets
         Accounts Receivable                                  (12,545)                (12,545)
         Inventory                                           (196,400)               (196,400)
         Other Assets                                         (14,616)                (14,616)

      Increase (Decrease) in Liabilities:
         Accrued payroll                                     (237,352)                 16,419
         Accounts payable                                      (7,685)                 53,314
         Accrued interest officers                             (1,906)
         Deferred Revenue                                     350,000                 350,000
         Note Payable                                           2,333                   2,333
                                                         ------------            ------------
Net cash used in operating activities                      (1,776,427)             (2,066,420)

                                   (continued)

The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                      For the period from
                                                         For the       January 16,2002
                                                        Year Ended      (inception) to
                                                       July 31, 2004     July 31, 2004
                                                     ----------------- ---------------
Cash flows used in investing activities:
     Payments to acquire property and equipment         $  (231,764)   $  (258,356)
                                                        -----------    -----------
Net cash flows used in investing activities                (231,764)      (258,356)

Cash flows provided by financing activities:

     Proceeds from issuance of preferred stock                 --           90,100
     Proceeds from issuance of common
        stock - related party                                  --           22,500
     Proceeds from issuance of common stock               2,016,502      2,220,002
     Proceeds from exercise of warrants                     445,751        445,751
     Proceeds from issuance of debenture                       --           17,000
     Proceeds from notes payable and
        advances - related parties                              583         17,000
                                                             10,000         10,000
     Stock subscription receivable                             --             --
     Advances from officers
                                                        -----------    -----------
Net cash provided by financing activities                 2,472,836      2,822,353
                                                        -----------    -----------
Net increase in cash and cash equivalents                   464,645        497,577

Cash and cash equivalents, beginning of                      32,932           --
     period
                                                        -----------    -----------
Cash and cash equivalents, end of period                $   497,577    $   497,577
                                                        ===========    ===========
Supplemental Disclosure of Non-Cash Investing
and Financing Activities
     Exercise of options applied against notes          $    17,000    $    17,000
     Payment of accounts payable with stock             $    12,025    $    12,025
     Conversion of preferred stock to common
        stock                                           $    27,500    $    27,500
     Issuance of common stock for services              $ 7,293,494    $ 8,095,206
     Issuance of stock for note - related party         $    67,500    $    67,500
                                                        ===========    ===========


The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                  Statements of Shareholders' Equity (Deficit)
        For the Period from January 16, 2002 (Inception) to July 31, 2004

                                                                                    Receivable
                                                                        Stock and     From      Deficit
                                                                         Options     Exercise Accumulated
                                                              Additional Issued for    of     During the
                                        Common    Common      Paid-In    Future      Stock    Development
                                         Shares    Stock      Capital    Services    Options    Stage        Total
                                       ---------  --------   --------   ---------  ---------- ----------  -----------
Balance at January 16, 2002,
inception
  Issuance of founders' shares at the
  par value of $.001 per share in
  February 2002 for cash                8,350,000  $ 8,350                                                     $ 8,350

  Issuance of common stock for
  the value of legal services
  provided at $.001 per share in
  April 1, 2002                           400,000      400    $ 3,604                                            4,004

  Issuance of common stock to two
  former officers for the
  then-believed value of services
  provided at $.01 per share in April
  2002                                  1,000,000    1,000      9,000                                           10,000

  Issuance of common stock for
  cash at $.25 per share from
  May 2002 to July 2002                   320,000      320     79,680                                           80,000

  Net loss for the period ended July
  31, 2002                                                                                      $(127,365)  $ (127,365)

Balance at July 31, 2002               10,070,000   10,070     92,284         -             -    (127,365)     (25,011)

     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                  Statements of Shareholders' Equity (Deficit)
        For the Period from January 16, 2002 (Inception) to July 31, 2004


                                                                        Stock and                  Deficit
                                                                         Options    Receivable   Accumulated
                                                            Additional Issued for      From       During the
                                        Common     Common    Paid-In     Future     Exercise of   Development
                                        Shares      Stock    Capital    Services    Stock Options   Stage       Total
                                       ---------- --------- ---------- ----------- ------------- ------------ ---------
Issuance of common stock for cash
at $.25 per share in August 2002 and
September 2002.                          214,000      $ 214    $53,286                                         $ 53,500

Issuance of stock options to a
director for future services based upon
the stock option's fair value of $.30 in
August 2002.                                                    54,640   $ (54,640)                                 $ -

Issuance of common stock for cash
at $.25 per share in September 2002
to a related party.                       90,000         90     22,410                                           22,500

Issuance of 100,000 shares of
common stock for software acquired
based upon the fair value of the stock
of $1.00 per share in October 2002.
This transaction was subsequently
rescinded and the software returned
to the vendor and the shares returned
to the Company in December 2002.


    The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                  Statements of Shareholders' Equity (Deficit)
        For the Period from January 16, 2002 (Inception) to July 31, 2004



                                                                       Stock and                   Deficit
                                                                        Options     Receivable   Accumulated
                                                           Additional  Issued for      From      During the
                                       Common     Common    Paid-In      Future    Exercise of   Development
                                       Shares      Stock    Capital     Services   Stock Options    Stage      Total
                                      ---------- --------- ------------ ----------- ------------- ------------ --------
  Issuance of common stock to a
  related party consultant for future
  services based upon the fair value of
  the stock of $1.00 per share in
  October 2002.                          50,000       $ 50    $49,950   $ (50,000)

  Issuance of common stock to a
  consultant for future services based
  upon the fair value of the stock of
  $1.00 per share in October 2002.      150,000        150    149,850    (150,000)

  Issuance of stock options to a related
  party consultant for future services
  based upon a stock option's fair value
  of $.83 in October 2002.                                    187,065    (187,065)

  Issuance of stock options to a
  consultant for future services based
  upon a stock option's fair value of
  $.83 in October 2002.                                       124,710    (124,710)



     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                  Statements of Shareholders' Equity (Deficit)
        For the Period from January 16, 2002 (Inception) to July 31, 2004

                                                                     Stock and                   Deficit
                                                                      Options     Receivable   Accumulated
                                                         Additional  Issued for      From      During the
                                      Common    Common    Paid-In      Future    Exercise of   Development
                                      Shares     Stock    Capital     Services   Stock Options    Stage      Total
                                     --------- --------- ----------- ----------- ------------- ------------ --------
Issuance of stock options to a
consultant for future services based
upon the stock option's fair value of
$.83 in November 2002.                                      $83,140   $ (83,140)

Issuance of common stock to a
related party consultant for future
services based upon the fair value of
the stock of $1.00 per share in
December 2002.                         50,000       $ 50     49,500   $ (50,000)

Issuance of common stock to a
consultant for future services based
upon the fair value of the stock of
$1.00 per share in December 2002.        5000          5    $ 4,995      (5,000)





    The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                  Statements of Shareholders' Equity (Deficit)
        For the Period from January 16, 2002 (Inception) to July 31, 2004



                                                                       Stock and                   Deficit
                                                                        Options     Receivable   Accumulated
                                                           Additional  Issued for      From      During the
                                       Common     Common    Paid-In      Future    Exercise of   Development
                                       Shares      Stock    Capital     Services   Stock Options    Stage       Total
                                      ---------- --------- ----------- ----------- ------------- ------------ ----------
The intrinsic value of the non-
detachable conversion rights recog-
nized at the date of issuance of the
Series A 8% Convertible Preferred
Stock (from November 2002 to July
2003) whose conversion terms were
below their fair value.                                        $9,800                                            $9,800

Issuance of common stock to two
officers and major shareholders to
satisfy accrued officers' compensation
based upon the fair value of the stock
of $1.00 per share in December 2002.    104,000      $ 104    103,896                                           104,000

Issuance of 200,000 shares of
common stock as an inducement to
defer an officer's compensation pay-
ments based upon the fair value of
the stock of $1.00 per share in Jan-
uary 2003, subsequently rescinded
in July 2003.


    The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                  Statements of Shareholders' Equity (Deficit)
        For the Period from January 16, 2002 (Inception) to July 31, 2004


                                                                        Stock and                   Deficit
                                                                         Options     Receivable   Accumulated
                                                            Additional Issued for       From      During the
                                       Common     Common     Paid-In     Future     Exercise of   Development
                                       Shares      Stock     Capital    Services    Stock Options    Stage       Total
                                      ---------- ---------- ---------- ------------ ------------- ------------ ----------
Issuance of common stock to a
consultant for future services based
upon the fair value of the stock of
$1.00 per share in February 2003.       100,000      $ 100   $ 99,900   $ (100,000)                                    -

Issuance of common shares to two
consultants for future services based
upon the fair value of the stock of
$1.00 per share in March 2003.          108,571        109    108,462     (108,571)                                    -

Issuance of stock options to an
employee at an exercise price below
fair value in March 2003.                                       7,000                                            $ 7,000

Issuance of stock options to a con-
sultant for future services based upon
the stock option's fair value of $.46
in May 2003.                                                   22,830      (22,830)                                    -


    The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                  Statements of Shareholders' Equity (Deficit)
        For the Period from January 16, 2002 (Inception) to July 31, 2004


                                                                           Stock and                  Deficit
                                                                            Options    Receivable   Accumulated
                                                              Additional   Issued for     From       During the
                                          Common     Common    Paid-In       Future   Exercise of   Development
                                          Shares      Stock    Capital      Services  Stock Options    Stage        Total
                                        ------------ -------- ----------  ---------- -------------- ------------ -----------
Issuance of common shares as the
result of the exercise of a stock option
by a related party (the brother of an
officer and major shareholder) that
provided for an exercise price of $.30
per share in May 2003.  The related
party issued a promissory note to pay
for the shares issued, which is still
outstanding as of the report date.          225,000     $ 225   $ 67,275                 $ (67,500)                       -

Issuance of common shares to a re-
lated party in May 2003 as a result of
the conversion of convertible debentures
including related accrued interest and
preferred stock including dividends,
each with an exercise price of $1.00
per share of 17,510 and 64,172 common
shares respectively.                         81,682        82     81,600                                           $ 81,682


     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                  Statements of Shareholders' Equity (Deficit)
        For the Period from January 16, 2002 (Inception) to July 31, 2004

                                                                               Stock and                  Deficit
                                                                                Options    Receivable   Accumulated
                                                                 Additional   Issued for      From       During the
                                          Common       Common     Paid-In       Future     Exercise of  Development
                                          Shares       Stock      Capital      Services    Stock Options   Stage        Total
                                       ------------- --------- ------------  ------------  ------------ ------------ --------------
Issuance of investment units com-
prised of one share of common stock
and two stock warrants at a price of
$1.50 per unit in July 2003.                 46,667        $ 47     $ 69,953                                            $ 70,000

Amortization of the prepayment of
services for the year ended July 31,
2003                                                                             $801,712                               $801,712

Net loss for the year ended July 31,
2003                                                                                                      $1,428,601  $1,428,601
                                       ------------------------------------------------------------------------------------------
Balances at July 31, 2003                11,294,920     $11,296  $ 1,442,996    $(134,244)    $(67,500)  $(1,555,966)  $(303,418)

Issuance of common shares as a
result of the conversion of convertible
preferred stock, including accrued
interest of $1,184, at $1.00 per
common share in August 2003.                 28,684          29       28,655                                              28,684

Issuance of common shares to three
consultants for future services based
upon the fair value of the stock of
$1.00 per share in September 2003.          412,500         412      412,088     (412,500)                                     -

     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                  Statements of Shareholders' Equity (Deficit)
        For the Period from January 16, 2002 (Inception) to July 31, 2004


                                                                         Stock and                Deficit
                                                                          Options   Receivable  Accumulated
                                                             Additional Issued for     From      During the
                                         Common     Common    Paid-In     Future    Exercise of  Development
                                         Shares      Stock    Capital    Services   Stock Options   Stage       Total
                                       ----------- --------- ---------- ---------- -------------- ----------- ---------

  Issuance of common shares to a
  consultant for future services, and
  forgiveness of $12,025 owed the con-
  sultant, based upon the fair value of
  the stock of $1.00 per share in
  September 2003.                          500,000       500    499,500    (500,000)                                 -

  Issuance of common shares as a
  result of the exercise of $.10 stock
  options by a officer and major share-
  holder in October 2003.                  100,000       100      9,900                                         10,000

  Issuance of common shares as a
  result of the exercise of $.10 stock
  options by a officer in October 2003.     70,000        70      6,930                                          7,000

  Issuance of restricted common shares
  to a consultant for future services
  based on the fair value of the stock of
  $1.00 per share in December 2003.        250,000       250    249,750    (250,000)                                 -




               The accompanying notes are an integral part of the
                         condensed financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                  Statements of Shareholders' Equity (Deficit)
        For the Period from January 16, 2002 (Inception) to July 31, 2004


                                                                               Stock and                  Deficit
                                                                                Options    Receivable   Accumulated
                                                                  Additional   Issued for      From       During the
                                             Common     Common     Paid-In      Future    Exercise of   Development
                                             Shares     Stock      Capital     Services   Stock Options    Stage       Total
                                           ---------- ----------- ----------- ----------- -------------- ----------- ----------
Issuance of unrestricted common shares
to a consultant for future services
based on the fair value of the stock of
$3.90 per share in January 2004.              200,000        200     779,800     (780,000)                                   -

Issuance of unrestricted common shares
to a consultant for future services
based on the fair value of the stock of
$4.10 per share in January 2004.                5,000          5      20,495      (20,500)                                   -

Issuance of common shares as a
result of the exercise of $1.00 stock
options by an employee in December 2003.        1,800          2       1,798                                             1,800

Issuance of common shares as a
result of the exercise of $1.00 stock
options by a consultant in January 2004.       10,000         10       9,990                                            10,000

Issuance of restricted common shares
to an officer for future services
based on the fair value of the stock of
$1.00 per share in March 2004.                300,000        300     299,700     (300,000)                                   -


               The accompanying notes are an integral part of the
                         condensed financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                  Statements of Shareholders' Equity (Deficit)
        For the Period from January 16, 2002 (Inception) to July 31, 2004


                                                                                  Stock and                   Deficit
                                                                                   Options      Receivable  Accumulated
                                                                  Additional      Issued for       From      During the
                                          Common      Common       Paid-In          Future     Exercise of  Development
                                          Shares       Stock       Capital         Services    Stock Options   Stage       Total
                                       ----------- ------------ -------------  -------------- -------------- ---------- -----------
Issuance of restricted common shares
to two consultants for future services
based on the fair value of the stock of
$1.00 per share in March 2004.              300,000         300        299,700        (300,000)                                 -

Issuance of restricted common shares
to an officer for future services
based on the fair value of the stock of
$1.00 per share in April 2004.              300,000         300        299,700        (300,000)                                 -

Issuance of restricted common shares
to a director for future services
based on the fair value of the stock of
$1.00 per share in April 2004.              200,000         200        199,800        (200,000)                                 -

Issuance of restricted common shares
to three consultants for future services
based on the fair value of the stock of
$1.00 per share in April 2004.            1,107,000       1,107      1,105,893      (1,107,000)                                 -

Issuance of restricted common shares
to two consultants for future services
based on the fair value of the stock of
$1.00 per share in May 2004.                150,000         150        149,850        (150,000)                                 -

               The accompanying notes are an integral part of the
                         condensed financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                  Statements of Shareholders' Equity (Deficit)
        For the Period from January 16, 2002 (Inception) to July 31, 2004

                                                                              Stock and                    Deficit
                                                                               Options      Receivable   Accumulated
                                                                Additional    Issued for       From       During the
                                           Common     Common     Paid-In        Future      Exercise of  Development
                                           Shares     Stock      Capital       Services    Stock Options    Stage        Total
                                         ----------- -------- ------------   ------------- ------------- -------------- ---------
  Issuance of unrestricted common shares
  to an officer for future services
  based on the fair value of the stock of
  $3.40 per share in March 2004.            400,000        400    1,359,600    (1,360,000)                                    -

  Issuance of unrestricted common shares
  to a consultant for future services
  based on the fair value of the stock of
  $3.40 per share in March 2004.            100,000        100      339,900      (340,000)                                    -

  Issuance of unrestricted common shares
  to a consultant for future services
  based on the fair value of the stock of
  $3.60 per share in March 2004.            300,000        300    1,079,700    (1,080,000)                                    -

  Issuance of unrestricted common shares
  to a consultant for future services
  based on the fair value of the stock of
  $3.95 per share in April 2004.             15,000         15       59,235       (59,250)                                    -

  Issuance of common shares as a
  result of the exercise of $.10 stock
  options by a officer and major share-
  holder in May 2004.                       100,000        100        9,900                                              10,000


               The accompanying notes are an integral part of the
                         condensed financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                  Statements of Shareholders' Equity (Deficit)
        For the Period from January 16, 2002 (Inception) to July 31, 2004

                                                                                Stock and                    Deficit
                                                                                 Options    Receivable     Accumulated
                                                                  Additional    Issued for     From        During the
                                              Common     Common     Paid-In       Future    Exercise of    Development
                                              Shares     Stock      Capital      Services  Stock Options      Stage        Total
                                            ----------- --------- ------------  --------- --------------- -------------- ----------
Issuance of investment units pursuant to a
private offering dated June 2003. Each
$1.50 unit consists of one share of common
stock and two warrants.  Amounts are
for the year ended 7/31/04                     254,667       255      381,745                                              382,000

Issuance of common shares as a result of
the exercise of warrants acquired in the
June 2003 private offering.  Amounts are
for the year ended 7/31/04.                    221,667       221      110,613                                              110,834

Issuance of investment units pursuant to a
private offering dated October 2003. Each
$1.50 unit consists of one share of common
stock and one warrant.  Amounts are
for the year ended 7/31/04                   1,081,800     1,082    1,621,619                                            1,622,701

Issuance of common shares as a result of
the exercise of warrants acquired in the
October 2003 private offering.  Amounts are
for the year ended 7/31/04.                    669,836       670      334,248                                              334,918


     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                  Statements of Shareholders' Equity (Deficit)
        For the Period from January 16, 2002 (Inception) to July 31, 2004

                                                                            Stock and                   Deficit
                                                                            Options     Receivable    Accumulated
                                                                Additional  Issued for     From        During the
                                            Common    Common     Paid-In    Future     Exercise of    Development
                                            Shares    Stock      Capital    Services   Stock Options     Stage          Total
                                         ----------- -------- ------------ ----------- -----------   -------------  -----------
Amortization of the prepayment of
services for the year ended July 31, 2004                                    7,293,494                                7,293,494

Net loss for the year ended July 31, 2004                                                            $ (8,968,578)   (8,968,578)
                                         ----------- -------- ------------ -----------  ----------   ------------- ------------

Balances at July 31, 2004                  18,372,874 $18,374 $ 11,113,105  $       -    $ (67,500)  $(10,524,544)    $ 539,435
                                         ============ ======= ============ ===========  ==========   ============= ============

     The accompanying notes are an integral part of the financial statements

                             AEGIS ASSESSMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

  AS OF JULY 31, 2004 AND FOR THE YEARS ENDED JULY 31, 2004 AND FOR THE PERIOD
               JANUARY 16, 2002 (INCEPTION) THROUGH JULY 31, 2004
    ------------------------------------------------------------------------


1.    ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("US GAAP"), which contemplate continuation of Aegis Assessments, Inc. (a Development Stage Company) (the "Company") as a going concern. However, the Company is subject to the risks and uncertainties associated with a new business, has no established source of revenue and has limited sources of equity capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DEVELOPMENT STAGE OPERATIONS

Aegis Assessments, Inc. is a development stage company and has limited operating history with insignificant revenues. The Company was incorporated under the laws of the State of Delaware on January 16, 2002. As of July 31, 2004 the Company completed development of its core product, a specialized emergency response and communication systems for law enforcement agencies at all levels, the U.S. Department of Defense, and select commercial firms. The Company refers to this product as the "Aegis SafetyNet Radio Bridge, or "Radio Bridge," system. The Company is now engaged in producing the systems and establishing sales distribution channels.

Cash and cash equivalents - The company considers all highly liquid cash investments with original maturities of 90 days or less to be cash equivalents. The company periodically maintains cash balances in excess of FDIC limits.

Inventory - Inventory is stated at lower of cost or market (average cost method) and consist of units completed and deposits made with an outsourced manufacturer.

INITIAL PRODUCTION AND SALES ACTIVITY

In May 2004, the Company received its first purchase order for the Aegis SafetyNet Radio Bridge system and began production. The initial $2.4 million purchase order was accompanied by a progress payment of $350,000 against the first units. As of July 31, 2004, the Company had delivered 12 units to the distributor. The progress payment was recorded as deferred revenue. The Company anticipates significant involvement in the distributor's resale activities and will not record revenue related to the units until they are sold to end-users.

An additional Radio Bridge was sold to the U.S. government for evaluation in June 2004. The sale was recorded and the receivable remains outstanding at July 31, 2004. Because the Company expects collection of this receivable, it does not believe an allowance for doubtful accounts is necessary at July 31, 2004.

USE OF ESTIMATES

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates and assumptions on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and assumptions routinely require adjustment. US GAAP requires management to make estimates and judgments in several areas including those related to the capitalization of development costs of the Company's software, the valuation of the recoverability of those costs, and the fair value of stock-based compensation. Actual results in these particular areas could differ from those estimates.

COSTS OF PROMOTIONAL MATERIALS

The cost of promotional materials is expensed as incurred, and includes such items as the cost to produce a corporate capabilities video. The Company incurred promotional costs totaling $44,363 in the year ended July 31, 2004.

INCOME TAXES

The Company accounts for income taxes under the asset and liability method, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. As of July 31, 2004 and 2003, the Company has provided a 100% valuation allowance for the deferred tax asset, since management has not been able to determine that the realization of that asset is more likely than not.

The Company's net deferred tax assets consist of the following:

Tax effect of net operating loss               $3,561,000
Deferred revenue                                  130,000
                                               ----------
                                                3,691,000
Less valuation allowance                       (3,691,000)
                                               ----------
Net deferred tax asset                                 --



As of July 31, 2004, the Company had a net operating loss carryforward of $9,600,000, which will begin to expire in 2018.

The Company's effective tax rate differed from the statutory rate because of an increase to the valuation allowance.

BASIC AND DILUTED LOSS PER SHARE

The basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of July 31, 2004, the Company had 6,238,200 outstanding stock options, and warrants that can be converted into 678,298 shares of common stock (using the treasury stock method). The options and warrants would have an anti-dilutive effect and, therefore, are not included in diluted loss per share.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods, generally accelerated depreciation, for tax purposes where appropriate. The balances and estimated useful lives for significant property and equipment categories are as follows:

                                                   Estimated
                                                   Useful Life

Office equipment                       120,662     7 years
Shop equipment                          23,022     7 years
Office furniture                        26,353     7 years
Product Demonstration Equipment         88,318     7 years
                                      ---------

Less: Accumulated                      258,355
      Depreciation                     (17,992)
                                      ---------

Net property and equipment             240,363
                                      =========

STOCK-BASED COMPENSATION

The Company accounts for its two stock option plans and other stock-based employee compensation using the intrinsic value method and related interpretations. Accordingly, compensation expense is recorded on the date of grant only to the extent the current market price of the underlying stock exceeds the option exercise price.

During the year ended July 31, 2004 the Company recorded $600,000 in stock based compensation to employees, and an additional $200,000 in director's fees, both in the form of restricted common shares, valued a $1 per share. In addition, two employees were issued three-year options to purchase 2.45 million shares at $3.05 per share, the market value of the shares on the date the options were issued.

Had compensation expense been determined based on the fair values at dates of grant for its stock options under the fair value approach, net loss and net loss per share would have been reported as indicated in the pro forma results below:


                                                                         For the
                                                                       Period From
                                                        For the      January 16, 2002
                                                      Year Ended      (Inception) to
                                                     July 31,2004     July 31, 2004
                                                   --------------     -------------
Net loss, as reported                              $ (8,968,578)      $(10,513,003)

Add:  Stock-based compensation expense
    included in reporting net loss
                                                             --                 --
Deduct:  Stock based employee compensation
    expense determined under fair value based        (4,581,500)        (5,158,382)
    method
                                                   ------------       ------------
Pro forma net loss                                 $(13,550,078)      $(15,671,385)

Net loss per share, as reported                           (0.62)             (0.88)

Net loss per share, pro forma                             (0.94)             (1.31)


The fair value under FAS 123 for options granted were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                Expected life (years)                             3
                Interest rate                                  3.00%
                Volatility                                       96%
                Dividend yield                                    0
                Weighted average of fair market value
                 of options granted                           $1.87

RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT

Research and development costs are charged to expense as incurred. For the year ending July 31, 2004 the Company expensed approximately $226,000 in research and development cost.

The costs incurred for the development of computer software that will be sold, leased, or otherwise marketed will be capitalized when technological feasibility has been established. These capitalized costs will be subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Costs that will be capitalized include direct labor and related overhead. Amortization of capitalized software development costs will begin when the product is available for general release. No computer software costs are currently capitalized.

AMORTIZATION OF DEFERRED COMPENSATION

The Company has issued stock for services since its inception as a means of financing development stage activities. In May 2004 the Company received initial purchase orders for its communication products, and recorded its first revenues prior to July 31, 2004. With the impending commencement of commercial operations, and with funds from sale of the Company's stock now sufficient to pay for services, the Company revised its estimate of the period to be benefited from the consulting services and expensed the entire amount of the remaining deferred compensation in April 2004. The total amount expensed in 2004 was $7,293,494.


3.    RELATED PARTY TRANSACTIONS


8% CONVERTIBLE DEBENTURE - RELATED PARTY

In February 2003, the Company issued a $17,000 8% Convertible Debenture in a private placement for a principal amount of $17,000. The note was convertible at any time after March 28, 2003 at a conversion price of $1 per share. The debenture was unsecured and was due and payable on February 1, 2004. In May 2003, the related party converted $17,000 of the principle amount of debentures along with accrued interest into 17,510 shares of common stock.

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

OTHER TRANSACTIONS - RELATED PARTY

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

In May 2004 an officer who is also a major shareholder exercised options to acquire 100,000 shares for $.10 per share.


4.    STOCK TRANSACTIONS

PREFERRED STOCK

YEAR ENDED JULY 31, 2002

The Company initially designated 10,000,000 of Series A and Series B preferred stock. As of July 31, 2002, the Company rescinded this designation of the Series A and B preferred stock classes. No shares were ever issued relating to these designated classes of the preferred stock.

YEAR ENDED JULY 31, 2003

On October 31, 2002, the Company designated a new series of preferred stock, Series A 8% Convertible Preferred Stock ("Series A Preferred Stock"), with the designation for 200,000 shares. Each share can be converted on a fractional basis of $5.00 per share plus any prorated 8% interest unpaid at the time of conversion into shares of common stock. The common stock will be issued at the lesser of either (i) $1.00 per share, or (ii) a price that equals 90% of the volume weighted average price of our common stock for the 5 trading days immediately preceding the date of conversion, but under this option, in no event shall the common stock be issued at less than $0.60 per share. In summary, the preferred shares would convert to common stock at a ratio of 5 to 1 unless the market value is less.

The issuance of the preferred shares was initially excluded from equity classification due to the potential right of rescission related to their issuance (Note 6). During the period from November 2002 to July 31, 2003, the Company sold 18,020 shares of Series A Preferred Stock for $90,100. The Company has recognized an expense for the beneficial conversion feature in the current period of $9,800. During the year ended July 31, 2003, related party preferred shareholders converted 12,520 shares of preferred stock along with accrued interest into 64,172 shares of common stock. As of July 31, 2003 there were 5,500 preferred shares outstanding representing a balance of $27,500.

In August 2003, preferred shareholders converted the remaining 5,500 shares of the preferred stock along with related accrued interest into 28,684 shares of common stock.

COMMON STOCK

YEAR ENDED JULY 31, 2002


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


In April 2002, the Company issued 1,000,000 shares of its common stock for consulting services for $10,000, which was value of the services received by the Company. During 2003, the Company cancelled these shares for lack of contractual performance (Note 6).

During May, June and July 2002, the Company, through a private placement offering, sold 320,000 shares of its common stock at $0.25 per share for $80,000. As of July 31, 2002, the Company had received $50,000 of these proceeds. Subsequently, the Company received the remaining proceeds of $30,000.

YEAR ENDED JULY 31, 2003

During August and September 2002, the Company through a private placement offering sold 214,000 shares of its common stock at $0.25 per share and received proceeds of $53,500.

During August and September 2002, the Company through a private placement offering sold 90,000 shares of its common stock at $0.25 per share to a related party and received proceeds of $22,500.

During October 2002, the Company issued 200,000 shares its common stock, which includes the issuance of 50,000 shares to a related party, in exchange for future consulting services valued at $1.00 per share, the fair value per share of the Company's common stock at the date of issuance. As of July 31, 2003, the Company had recognized expense for $189,583 for the consulting services.

During October 2002, 100,000 shares of the Company's common stock were issued at $1.00 per share in exchange for a software package totaling $100,000, which was determined to be the fair value of the Company's common stock on the date of issuance On December 27, 2002, the Company rescinded the software purchase agreement, canceled the 100,000 shares of common stock, which had previously been issued, and returned the RAD Tool computer software to Iocene Technology Corporation.

During December 2002, 50,000 shares of the Company's common stock were issued at $1.00 per share to a related party consultant in exchange for future services totaling $50,000, which was determined to be the fair value of the Company's common stock on the date of issuance. As of July 31, 2003, the Company has amortized and recorded an expense of $42,803. As of July 31, 2004, the remaining $7,197 has been recorded as expense.

During December 2002, 5,000 shares of the Company's common stock were issued to consultants at $1.00 per share, which was determined to be the fair value of the Company's common stock on the date of issuance, in exchange for expediting the development of the corporate website.

During December 2002, 104,000 shares of common stock were issued, in lieu of cash compensation, to two officers at $1.00 per share, which was determined to be the fair value of the Company's common stock on the date of issuance, in exchange for accrued compensation expense for prior services totaling $104,000.

During January 2003, 200,000 shares of the Company's common stock were issued to an employee at $1.00 per share, which was determined to be the fair value of the Company's common stock on the date of issuance, as a signing bonus and an inducement to extend compensation payments for past services totaling $200,000. In July 2003, the Company rescinded its agreement with this employee due to lack of contractual performance and cancelled the shares.

In February 2003, 100,000 shares of the Company's common stock were issued to a consultant in exchange for future services totaling $100,000, based on $1.00 per share, which was the fair value of the Company's common stock on the date of issuance. As of July 31, 2003, the Company has recorded $100,000 of expense related to this transaction.

In March 2003, 108,571 shares of the Company's common stock were issued to consultants in exchange for future services totaling $108,571 based on $1.00 per share, which was the fair value of the Company's common stock on the date of issuance. As of July 31, 2003, the Company has recorded $69,286 of expense related to these transactions. As of July 31, 2004, the remaining $39,285 has been recorded as expense.

In July 2003, a related party exercised options to purchase 225,000 shares of the Company's common stock in exchange for a note receivable of $67,500.

In February 2003, the Company issued an 8% Convertible Debenture in a private placement for a principal amount of $17,000. The note is convertible at any time after March 28, 2003 at a conversion price of $1 per share. The debenture is unsecured and is due and payable on February 1, 2004. In May 2003, a related party converted the $17,000 principle amount of the debenture along with accrued interest into 17,510 shares of common stock.

In May 2003, a related party preferred shareholder converted 12,520 shares of preferred stock along with accrued interest into 64,172 shares of common stock.

In July 2003, through a private placement the Company issued equity units, each of which consisted of one share of the Company's common stock, one warrant to acquire one share of the Company's common stock at $.50 per share, with an exercise period which expires six months after the purchase, and one warrant to acquire one share of the Company's common stock at $1.50 per share, with an exercise period which expires 18 months after purchase. The Company refers to this as the "July 2003 Offering". As of July 31, 2003 a total of 46,667 equity units were sold at $1.50 per unit and resulted in the issuance of 46,667 shares of the Company's common stock with proceeds of $70,000.

YEAR ENDED JULY 31, 2004

As of July 31, 2004 a total of 301,334 equity units of the July 2003 Offering were sold and 221,667 of the $.50 warrants were exercised. In addition, 79,667 of the $.50 warrants had expired leaving a total of 301,334 warrants outstanding. All the remaining warrants have an exercise price of $1.50

In October 2003, through a private placement the Company authorized the sale of 2,000,000 equity units for $1.50 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased. No units were sold prior to October 31, 2003. As of July 31, 2004 the Company had sold 1,081,800 units for a total of $1,622,700, and 669,836 of the warrants were exercised for a total of $334,918. As of July 31, 2004 35,000 of the warrants had expired leaving 376,964 outstanding.

A summary of stock warrants outstanding is as follows:


                                                   Weighted
                                                   Average
                                                   Exercise
                                    Warrants        Price
                                   ---------      ---------

OUTSTANDING AT JULY 31, 2003          93,334      $    1.00

   July 2003 Offering
     Granted                         509,334           1.00
     Exercised                      (221,667)          0.50
     Expired                         (79,667)          0.50
                                    ---------      ---------
   Sub total                         301,334           1.50

   October 2003 Offering
     Granted                       1,081,800           1.00
     Exercised
                                    (669,836)          1.00
     Expired
                                     (35,000)          1.00
                                   ---------      ---------
   Sub total                         376,964           1.00

OUTSTANDING AT JULY 31, 2004         678,298      $    1.22

In December 2003 an employee exercised options to acquire 1,800 shares for $1.00 per share. In January 2004 a former consultant exercised options to acquire 10,000 shares for $1.00 per share. In September 2003, 912,500 shares of the Company's common shares were issued to four consultants in exchange for services totaling $ 900,475 based on $1.00 per share, which was the fair value of the Company's common stock on the date of issuance. In addition, the Company was relieved of debt owed one of the consultants in the amount of $12,025.

In December 2003, 250,000 restricted shares of the Company's common shares were issued to a consultant in exchange for services totaling $ 250,000 based on $1.00 per share, which was the fair value of the Company's restricted common stock on the date of issuance.

In January 2004, 205,000 shares of the Company's common shares were issued to consultants in exchange for services totaling $ 800,500 based on the fair value of the Company's common stock on the dates of issuance.

In March 2004, 1,100,000 shares of the Company's common shares were issued to consultants in exchange for services totaling $ 3,080,000 based on the fair value of the Company's common stock on the dates of issuance.

In April 2004, 1,622,000 shares of the Company's common shares were issued to consultants in exchange for services totaling $ 1,766,250 based on the fair value of the Company's common stock on the dates of issuance.

In May 2004, 150,000 restricted shares of the Company's common shares were issued to two consultants in exchange for services totaling $ 150,000 based on the fair value of the Company's common stock on the dates of issuance.

           The Company has reserved for future
              issuance common stock as follows:             July 31,
                                                              2004
                                                          ------------
                 Employee common stock options               6,238,200
                        Warrants                               678,298
                     Preferred stock
                    Consulting agreement
                                                          ------------
           COMMON STOCK RESERVED FOR FUTURE ISSUANCE         6,916,498
                                                          ============

STOCK OPTIONS

During April 2002, the Company adopted the 2002 Stock Option Plan (the "Plan") to retain the services of persons now serving in certain capacities and to secure the services of persons capable of serving in similar capacities.

The total number of shares of common stock that may be purchased pursuant to the exercise of options shall not exceed, in the aggregate, 10,000,000 shares of the Company's authorized common stock. However, at no time, shall the number of shares of common stock issuable upon exercise of all issued and outstanding options pursuant to the Plan, or any similar plan adopted by the Company's Board of Directors, exceed a number of shares which is equal to 30% of the then outstanding shares of common stock of the Company. The Plan shall be administered by an option committee (the "Committee") consisting of no fewer than two and no more than three members designated by the Board. The termination date of the Plan is December 31, 2007. The purchase price of each share purchasable pursuant to any incentive option shall be determined by the Committee at an exercise price not less 100% of the fair market value of the common stock on the date of issue. For options granted to individuals or entities possessing greater than 10% of the total combined voting power of all classes of capital stock, the exercise price shall not be less than 110% of the fair market value of the Company's common stock upon the date of issuance.

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

The following table summarizes information about stock options granted and outstanding at July 31, 2004 and 2003, and the changes during the years then ended.

                                                         Weighted
                                                         Average
                                                         Exercise
                                           Options        Price
                                        ------------    ---------
    OUTSTANDING AT AUGUST 1, 2003         4,070,000       $0.48
    Granted                               2,450,000        3.05
    Exercised                              (270,000)       0.10
    Exercised                               (11,800)       1.00


     EXERCISABLE AT JULY 31, 2004         6,238,200       $ 1.51

The following table summarizes information about the exercise dates of stock options granted and outstanding at July 31, 2004.

                       NUMBER           OUTSTANDING AT
DATE OF GRANT          OF OPTIONS       JULY 31, 2004       EXERCISE DATES

EMPLOYEES
April 1, 2002          1,500,000        1,230,000           January 2003 to January 2006
September 1, 2002        300,000          300,000           June 2003 - to June 2006
December 1, 2003          10,000           10,000           January 2003 to January 2006
January 1, 2003          150,000          150,000           June 2003 - to June 2006
March 1, 2003            200,000          200,000           June 2003 - to June 2006
March 1, 2003             10,000           10,000            March 2003 to January 2006
June 1, 2003             100,000           98,200            June 2003 to August 2006
July 1, 2003             800,000          800,000            July 2003 to July 2006
July 1, 2003             300,000          300,000            July 2003 to July 2006
April 1, 2004          2,450,000        2,450,000            April 2004 to April 2007

NON-EMPLOYEES

August 1, 2002           400,000          400,000            August 2002 to March 2006
October 1, 2002          375,000          150,000            January 2003 to June 2006
November 1, 2002         100,000          100,000            February 2003 to November 2005
May 1, 2003               50,000           40,000            May 2003 to May 2006
                     -----------       ----------
TOTAL                  6,745,000        6,238,200
                      ==========       ==========

EMPLOYEE STOCK OPTION GRANTS

During April 2002, the Company issued to employees options to purchase 250,000 shares of its common stock exercisable at $0.10 per share during the exercise period from January 1, 2003 to January 1, 2006. These options were subsequently cancelled by the Company in the year ended July 31, 2003.

During April 2002, the Company issued to employees options to purchase 1,500,000 shares of its common stock exercisable at $0.10 per share during the exercise period from January 1, 2003 to January 1, 2006. The fair value of the common stock on date of issuance was $0.01 per share.

During July 2002, the Company issued two officers and major shareholders 250,000 options to purchase shares of its common stock exercisable at $.30 per share during the exercise period from June 1, 2003 to June 1, 2006. The fair value of the common stock on the date of issuance was $.25 per share. These options were subsequently canceled by the Company during the year ended July 31, 2003.

During September 2002, the Company issued to officers/employees options to purchase 300,000 shares of its common stock exercisable at $0.30 per share during the exercise period from June 1, 2003 to June 1, 2006. The fair value of the common stock on date of issuance was $0.25 per share.

During December 2002, the Company issued to an employee options to purchase 10,000 shares of its common stock at $0.30 per share during an exercise period which begins on January 1, 2003 and terminates on January 1, 2006.

During January 2003, the Company issued an employee options to purchase 150,000 shares of its common stock at $1.10 per share during an exercise period from June 1, 2003 to June 1, 2006. The fair value of the common stock on date of issuance was $1.00 per share.

During March 2003, the Company issued to an employee options to purchase 200,000 shares of its common stock at $1.00 per share during an exercise period which begins on March 30, 2003 and terminates on March 30, 2006. The fair value of the common stock on date of issuance was $1.00 per share.

During March 2003, the Company issued to an employee options to purchase 10,000 shares of its common stock at $0.30 per share during an exercise period which terminates on January 1, 2006. The fair value of the common stock on date of issuance was $1.00 per share. The Company recorded $7,000 of expense related to the issuance of these options.

During June 2003, the Company issued to an employee options to purchase 100,000 shares of its common stock at $1.00 per share during an exercise period which began in June 2003 and terminates in August 2006. The fair value of the common stock on date of issuance was $1.00 per share.

During July 2003, the Company issued to an employee options to purchase 800,000 shares of its common stock at $1.10 per share during an exercise period which begins in July 2003 and terminates in July 2006. The fair value of the common stock on date of issuance was $1.00 per share.

During July 2003 the Company issued an employee options to purchase 300,000 shares of its common stock at $1.10 per share during an exercise period from July 2003 to July 2006. The fair value of the common stock on date of issuance was $1.00 per share.

During April 2004 two employees were issued three-year options to purchase 2.45 million shares at $3.05 per share, the market value of the shares on the date the options were issued.

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

During September and October 2002, the Company issued consultants options to purchase an aggregate of 375,000 shares of its common stock, which included options issued to a related party to purchase 225,000 shares of its common stock for future services, exercisable at $0.30 per share during the exercise period from January 1, 2003 to June 1, 2006. The fair value of the common stock on the date of issuance was $1.00 per share. The total value of these options amounted to $311,775, which is being amortized as the service is provided. As of the year ended July 31, 2003, the Company recognized consulting expense of $275,801 related to these options granted to the consultants. As of July 31, 2004, the remaining $35,974 has been recorded as expense.

During November 2002, the Company issued a consultant options to purchase 100,000 shares of its common stock for future services, exercisable at $0.30 per share during the exercise period from February 15, 2003 to November 15, 2005. The fair value of the common stock on the date of issuance was $1.00 per share. The total value of these options amounted to $83,140, which will be amortized over the service period. During the year ended July 31, 2003, the Company recognized an expense of $58,891 for options granted to this consultant. As of July 31, 2004, the remaining $24,249 has been recorded as expense.

In May 2003, the Company issued a consultant options to purchase 50,000 shares of its common stock for future services, exercisable at $1.00 per share during an exercise period from May 15, 2003 to May 15, 2006. The fair value of the common stock on the date of issuance was $1.00 per share. The total value of these options amounted to $22,830, which will be amortized over the service period. During the year ended July 31, 2003, the Company recognized an expense of $5,708 for options granted to this consultant. As of July 31, 2004, the remaining $17,122 has been recorded as expense.

5.    LEASE AGREEMENTS

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

Total non-cancelable payments due under the two leases are as follows:

FISCAL YEAR ENDED:

             July 31, 2004   $     47,316
             July 31, 2005   $     77,558
             July 31, 2006   $     59,558
             July 31, 2007   $     44,668
                            --------------
Total                        $   229,100

6.    COMMITMENTS AND CONTINGENCIES

FINANCIAL RESULTS, LIQUIDITY AND MANAGEMENT'S PLAN (UNAUDITED)

The Company has incurred net losses since its inception in January 2002 and has no established sources of revenue. The net losses were $8,968,578, $1,428,601 and $10,524,544 for the years ended July 31, 2004 and 2003 and for the period from January 16, 2002 (inception) to July 31, 2004, respectively. Despite its negative cash flows from operations of $1,776,427, $225,182, and $2,066,420 for the years ended July 31, 2004 and 2003 and for the period from January 16, 2002 (inception) to July 31, 2004, respectively, the Company has been able to obtain additional operating capital through private funding sources. Management's plans include the continued development of the Company's SafetyNet products and a client awareness program that it believes will enhance its ability to generate revenues from the sale of the Company's products. The Company has relied upon equity funding and loans from shareholders since inception.

During the years ended July 31, 2004 and 2003, the Company financed its operations through private equity funding and loans from officers and others. The Company may offer shares of its common stock during the year ended July 31, 2005. No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's securities and borrowing, or that the sale of the SafetyNet products will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

LITIGATION

In September 2003, the Company filed a complaint in California Superior Court against two former officers of the Company and a related company (the "defendants"), alleging fraud, deceit, conspiracy, breach of contract and seeking rescission of agreements made in April and August 2002 and the return of the cancelled stock certificates representing 1,000,000 cancelled shares of the Company's common stock. In a preliminary ruling, the court ordered that the disputed stock certificates be held at two brokerage firms until the matter is resolved. The parties are working on a stipulation to deposit the disputed share certificates with the court pending the final resolution of the matter. If the Company prevails in this action, the stock will be considered cancelled. Until the court resolves this matter, the shares are included in common shares outstanding although the Company's position is that the stock has been validly canceled.

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

NEW EMPLOYMENT AGREEMENTS

In April 2004 the Company entered into two new employment agreements. Under the terms of the these new agreements the employees are entitled to an aggregate compensation of up to twenty percent of gross margin on sales of Aegis' products through December 31, 2006, were issued 300,000 shares of restricted stock, and were issued 2.45 million options. The options have an exercise price of $3.05, expire in three years, and are fully vested.

DISTRIBUTION AGREEMENT

On May 24, 2004 the Company entered into a distribution agreement with JAD Corporation of America ("JAD") and received an initial $2.4 million purchase order for Radio Bridges. On June 1, 2004 the Company received a first progress payment of $350,000 from JAD against the first units of the May 24, 2004 purchase order. As of July 31, 2004, 12 units had been delivered to JAD.


7.    SUBSEQUENT EVENTS


In October 2003, through a private placement the Company authorized the sale of 2,000,000 equity units for $1.50 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased. No units were sold prior to October 31, 2003. As of November 1, 2004 the Company had sold 1,246,227 units for a total of $1,869,341, and 882,313 of the warrants were exercised for a total of $441,157. As of July 31, 2004 35,000 of the warrants had expired leaving 328,914 outstanding.

On September 16, 2004 an officer and director, Ken Edge resigned. Richard Reincke, the Chief Operating Officer assumed his management duties, and David Smith, the Chief Financial Officer replaced him on the board or directors.

With respect to the litigation involving former officer of the Company, on September 23, 2004, the California court ordered the entire case stayed until Joseph King, a former director of the Company and a principal shareholder, retires from military service (Master Sergeant King is currently on active duty with the U.S. Army Special Operations Command). Just prior to the hearing on the stay motion, the defendants dismissed Sgt. King from the lawsuit without prejudice. When the stay is lifted the Company intends to seek additional court orders and sanctions against the defendants and to continue to prosecute the action.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

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

Effective December 8, 2003, the Company decided to replace Kelly & Company, which audited the Company's financial statements for the fiscal year ended July 31, 2003, with Hein & Associates LLP to act as the Company's independent auditors. The reports of Kelly & Company for that fiscal year did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. However, the report of Kelly & Company for that fiscal year was qualified with respect to uncertainty as to the Company's ability to continue as a going concern. During that fiscal year and relevant interim periods there were no disagreements with Kelly & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Kelly & Company would have caused it to make reference to such disagreements in its reports.

The evaluation of our disclosure controls by our principal executive officer and principal financial officer included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer and chief financial officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation as of the end of the period covered by this Form 10-KSB, and subject to the inherent limitations all as described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. During the period covered by this Form 10-KSB, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors will serve until the next annual meeting of stockholders. Our executive officer and key employees and consultants are appointed by our board of directors and serve at its discretion.

DIRECTORS
Our board of directors currently consists of five members. There are no arrangements or understandings between any of the directors or any other persons pursuant to which any of the directors have been selected as directors, other than as described below. There are no "family relationships" among the directors, as that term is defined by the Securities and Exchange Commission. Set forth below is our current Board of Directors, including each member's age and position with the Company.

===============================================================================
Name                Age     Position
-------------------------------------------------------------------------------
 Eric D. Johnson    40      Chief Executive Officer and Director
-------------------------------------------------------------------------------
 Richard C. Reincke 47      President, Chief Operating Officer and Director
-------------------------------------------------------------------------------
 David Smith        52      Chief Financial Officer and Director
-------------------------------------------------------------------------------
 Joseph Grillo      47      Director
-------------------------------------------------------------------------------
 Michael McBride    42      Director
===============================================================================

ERIC D. JOHNSON. Mr. Johnson has been our Chief Executive Officer and a director since he co-founded the Company. Mr. Johnson is responsible for the strategic direction and for all operations of the Company, including sales and marketing, contracting, and product development. Mr. Johnson has served in senior management positions with early stage companies focusing on technology and software including a company he founded, StrategicParts.com, Inc., an on-line collaboration hub for electronics manufacturers and engineering companies. He served as President and Chief Executive Officer of that company from June 1999 until April 2001, when he resigned to devote his full time to Aegis Assessments. Mr. Johnson is a graduate of the University of New York. In 1983, he joined the United States Army and served for six years in Military Intelligence. Mr. Johnson attended the Defense Language Institute in Monterey, California and is fluent in German. After receiving his Top Secret Security Clearance-SCI, Mr. Johnson worked with the International Security Command and the National Security Agency and was stationed in Europe. Mr. Johnson worked on several classified Counter Terrorism and Military Intelligence projects. Mr. Johnson received an honorable discharge in 1990. After leaving the military, Mr. Johnson joined Equity Services, Inc., a national full service broker-dealer as a registered representative, where he provided financial planning and investment advisory services to high net worth individuals and closely held businesses. Mr. Johnson is an active member of the Security Industry Association and the National Defense Industrial Association. Mr. Johnson is not an officer or director of any other reporting company.

RICHARD C. REINCKE. Mr. Reincke has served as a director since July 1, 2002 and Chief Operating Officer since May 1, 2002. In September 2004, Mr. Reincke was appointed President. As President and Chief Operating Officer, Mr. Reincke is responsible for the day-to-day operations of the Company including executing our business strategy, product distribution and service and meeting financial goals. From 1996 through early 2002, Mr. Reincke was a self-employed consultant primarily in the areas of securities filings and corporate and transactional matters. Mr. Reincke has extensive experience in business operations, securities filings with the Securities and Exchange Commission and state regulatory agencies, corporate and transactional matters, investor relations, and other matters relating to public companies. In February 2003, Mr. Reincke authored a special report to the Department of Homeland Security entitled HOMELAND
SECURITY: INFORMATION SHARING AND COMMUNICATION INTEROPERABILITY FOR OUR NATION'S FIRST RESPONDERS. This report was a comprehensive assessment of technical and political problems that have contributed to the current deficiencies in emergency communications systems available to law enforcement, firefighters, and emergency medical technicians. In March 2004, Mr. Reincke completed a week of specialized training in product commercialization for the law enforcement and corrections markets conducted by the Office of Law Enforcement Technology Commercialization, a National Institute of Justice program. Mr. Reincke has been the Company's primary liaison with law enforcement, the military, and members of Congress, as well as the Department of Homeland Security and its constituent agencies, including the Federal Emergency Management Agency and the United States Coast Guard, in promoting the Aegis SafetyNet technologies and products. During the past year he has participated in various law enforcement and public safety training exercises, including Weapons of Mass Destruction, or WMD, training exercises with Department of Defense National Guard WMD teams. He is also working closely with the Security Industry Association and the Company's marketing and business development consultants in planning regional and national roll-outs of the Company's products. Mr. Reincke was a National Merit Scholar in 1975 and successfully completed training as an undergraduate at Marine Corps Officer Candidate School in Quantico, Virginia in 1976. Mr. Reincke is not an officer or director of any other reporting company.

DAVID A. SMITH. Mr. Smith was appointed as a director in September 2004. He has served as the Company's Chief Financial Officer since February 2003. In his capacity as our CFO, Mr. Smith shapes and manages our overall financial strategy and has extensive experience in working with growing technology companies. Mr. Smith is a 1975 graduate of Baylor University and has been a CPA for over 25 years. He was a founder and president of Smith, Goddard & Co., a public accounting firm which provided business planning and management consulting services to developmental stage information technology firms, including Telescan, a leader in the online financial services industry. In 1998, Mr. Smith sold his interest in Smith, Goddard & Co. Mr. Smith formed Office Network, Inc.
(ONI) in 1996, a firm specializing in the design, development and distribution of electronic commerce software. ONI produced The Electronic System for Purchasing (ESP), an e-commerce system, and SuperServer, a data warehouse solution. Charged with ONI's business development, Mr. Smith created and implemented a system for distributing ESP and SuperServer to Steelcase office furniture dealers and their Fortune 500 customers. Mr. Smith sold ONI in June 2000. From June 2000 until he joined Aegis, he performed accounting consultant work.

JOSEPH GRILLO. Mr. Grillo has served as a director since August 15, 2002. He also serves as an outside sales and marketing consultant to the Company. He has been in the access control and security systems industry since 1981. Mr. Grillo was recently named President and CEO of the ASSA ABLOY Identification Technology Group. Prior to his current position, Mr. Grillo served as President and CEO of HID Corporation, which he joined as the national sales manager in April of 1993. He was promoted to executive vice president of sales and marketing in 1999, and chief operating officer in 2000. In January 2001, he became president and chief executive officer of HID Corporation when the previous president retired and when HID Corporation was acquired by ASSA ABLOY. HID Corporation is the largest manufacturer of contactless access control readers and cards for the security industry and pioneered the development of radio frequency identification, or RFID, technology for security. Before joining HID, Mr. Grillo worked as a branch and regional manager for Security Specialists, a regional sales manager for National Control Systems, which is now ITI, and Kidde Automated Systems, which is currently a division of TYCO. He graduated magna cum laude from the University of Connecticut Business School with an undergraduate degree in Finance and Economics in 1979. He currently serves as President Elect of the Security Industry Association and is a member of the American Society of Industrial Security.

MICHAEL MCBRIDE. Mr. McBride has served as a director since March 12, 2004, although he has consulted with the Company since its inception in regard to business development in the Pacific Northwest. He began his own financial advisory firm in 1990 and since 1995 has owned and managed an SEC-licensed Registered Investment Advisory firm, which manages investment assets and provides financial planning services for high net worth clients throughout the United States. He has served as a director for several high-technology companies and has consulted with senior management to raise venture capital to develop new technologies and products in the wireless and communications industry. His areas of expertise include financial analysis, accounting, and new business development. He brings an extensive background in investment banking and commercial finance to his position as a director of the Company.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES AND KEY CONSULTANTS

In addition to the foregoing personnel, our operations are also dependant upon the following significant employees or key consultants.

==========================================================================
Name                  Age     Position
--------------------------------------------------------------------------
Mauro Scigliano       48      Executive Vice President
--------------------------------------------------------------------------
Richard C. Grosser    68      Chief Technology Officer
--------------------------------------------------------------------------
Joseph King           42      Co-founder
--------------------------------------------------------------------------
George Farquhar       63      Consultant - government contracts
==========================================================================

MAURO SCIGLIANO. Mr. Scigliano has served as Executive Vice President since April 2004. Prior to joining the Company, he was a self-employed business consultant since June 2002. Mr. Scigliano oversees the Company's sales, marketing, and customer support. He has been developing the distribution, dealer networks and independent sales organizations, which will drive sales of the Company's SafetyNet Radio Bridge to the first responder community throughout the United States. Using his background of over 25 years experience in the commercial facilities industry, he has developed an aggressive marketing and sales campaign designed to drive sales for our wireless life safety products to major commercial and industrial facilities across the country. Mr. Scigliano most recently served as president of ABM Facility Services Company, a subsidiary of ABM Industries Incorporated, from November 1997 to June 2002. As president of ABM Facility Services, Mr. Scigliano's responsibilities included directing operations and management of the subsidiary; creating and developing a bundled facility services program, including development of programs to integrate all subsidiaries into one integrated service provider and development of service performance and benchmarking for all subsidiaries and customers. He also participated in the acquisition of complementary businesses for inclusion in that company. His experience creating a "24/7" national service desk and his design of streamlined customer communication and reporting procedures will be invaluable to the Company as we implement our national sales and marketing program.

RICHARD GROSSER. Mr. Grosser has served as the Company's Chief Technology Officer since March 2003. Prior to joining the Company, he was a self-employed consultant specializing in security, wireless technology and biometrics. As Chief Technology Officer, Mr. Grosser is responsible for all R&D, engineering, and software development. Mr. Grosser is a nationally recognized expert in wireless communications, software, and security solutions. He holds patents on data communications devices, robotic control systems, math processors and security devices. He pioneered advancements in the field of digital servo systems and parallel processing and has extensive experience in a broad range of software development, computing technology, prototype development and robotics. Mr. Grosser published his methodology for secure wireless networking - A LAYERED APPROACH TO SECURITY FOR WIRELESS NETWORKS - in the October 2002 issue of Computerworld. His inventions include techniques for the rapid calculation of transcendental functions; the first digital control system for a large hydraulic robot used to change out nuclear cores in submarines; and new medical diagnostic devices for the non-invasive diagnosis of coronary artery disease by passive sonar. He also invented and prototyped digital signal processing systems for the analysis of electrocardiographic data. He also has experience in biometrics, data mining and security applications of neural networks, fiber optic networking, open path laser optical networking, and Voice Over Internet Protocol over 802.11. As a member of the Institute of Electrical and Electronics Engineers Standards Association, Communications Security, and Electromagnetic Compatibility groups, Mr. Grosser researched and developed policies concerning potential radio interference issues for Kaiser Permanente hospitals. Mr. Grosser is also founder and chairman of the Philadelphia Chapter of Robotics International and a member of the California HealthCare Foundation and the Society of Manufacturing Engineers. He has been a speaker at the International Conference on Economics at Brown University. He holds a Bachelor of Science in Economics from The Wharton School, University of Pennsylvania, where he minored in Electrical Engineering and where he built one of the first computerized economic models while a Research fellow for Nobel Laureate, Dr. Laurence Klein. He is a Certified Manufacturing Engineer trained in Neural Network design and has published several technical articles.

JOSEPH P. KING. Mr. King co-founded the Company with Eric Johnson and served as a director of the company from July 2002 through November 2003. He currently is on active duty with the U.S. Army as a Master Sergeant working for Special Forces Command evaluating new technologies and equipment. Mr. King intended to retire from the military after serving over 20 years of active duty. However, due to Operation Enduring Freedom and Operation Iraqi Freedom, the Department of the Army has implemented Stop-Loss action for all Army Special Operators, which includes Mr. King. As a result, Mr. King is unable to retire from the Army until Stop-Loss is repealed and, therefore, resigned as a director effective November 2003. He intends to seek renomination to our board of directors at such time as the Department of the Army repeals Stop-Loss and permits his retirement from active service. After his retirement, Mr. King intends to join the Company as a full-time employee. Mr. King has served with the U.S. Army Special Forces for the last 16 years, and served in the 5th Special Forces Group (Airborne) for more than nine years. While there, he served on an operational detachment, responsible directly to the Joint Chiefs of Staff, to provide security assessments for United States Embassies and Consulates throughout the Middle East. He led these assessments, collected on-site information, developed plans and produced final products to high level Department of Defense Agencies. Mr. King has received a broad spectrum of training including the most demanding the U.S. Army provides. He has significant experience with Computer Automated Drawing software and hardware applications. In addition, Mr. King was responsible for planning, equipping and training a newly formed Counter-Terrorism detachment in 1994 and 1995. Mr. King currently holds a Top Secret Security Clearance-SCI. He recently was assigned to a new duty position as Operations Sergeant for the United States Army Special Operations Command Special Operations Research Support Element. His duties include finding, developing, evaluating and implementing emerging technologies from all aspects of the commercial sector, for the purpose of moving Special Operations warfare into the 21st century. Mr. King is not an officer or director of any other reporting company.

GEORGE R. FARQUHAR. Mr. Farquhar has been a consultant to the Company since January 2002 and is currently working with us in government contract acquisition and administration. From 1996 to the present he has also served as corporate secretary and chief financial officer of Vitatonics Corp., a public reporting company. Mr. Farquhar earned his Masters of Business Administration degree in finance from the University of Southern California and his Certified Public Accountant certificate after joining the Los Angeles Office of Price Waterhouse. He has president of A-Mark Precious Metals, Inc. from 1973 to 1978 and president of A-Mark Trading Company from 1974 to 1978. Both companies were privately owned. In addition to his positions with the Company and Vitatonics Corp., for the past 17 years he has been a business consultant to publicly traded companies as president of Hamilton Partners Incorporated and through Maroka, Inc., a consulting company that he owns.

ADVISORY COMMITTEE
In addition to the expertise of our management, our board of directors authorized the formation of an advisory committee of subject matter experts in the fields of finance, wireless communications, security, government contracting, military affairs and law enforcement, which will provide its collective expertise, experience and advice to the board of directors. The main goals of the advisory committee will be to introduce us to business contacts that will be beneficial to the Company in building our revenue base, and to consult with our technical staff in further improving our wireless technologies.

The first five members of the advisory committee include:

o the current chief information officer for the Naval Reserve Security Group Command located in Forth Worth, Texas; o a nationally recognized M.D./PhD. who is one of the few certified instructors in medical management of weapons of mass destruction in the world and who serves as an advisor to major government agencies and medical institutions in counter terrorism planning and response;

o an industrial facility engineer for the U.S. Environmental Protection Agency headquartered in Washington who has been instrumental in providing emergency response planning for the EPA and major oil companies;

o an expert in broadband wireless technologies in California who maintains significant relationships with major technology, media, entertainment and leisure companies; and

o an experienced automation engineer with a background in embedded systems, biotechnology, semiconductors, and robotics, as well as extensive experience in creating and implementing marketing programs for high-technology equipment, especially new and innovative products.

We expect to add several additional members in the near future. Current information about the advisory committee and its members will be posted on our corporate website.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. Executive officers, directors, and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us during the year ended July 31, 2004, we believe that, during such year our executive officers, directors and 10% stockholders complied with all such filing requirements.


CODE OF ETHICS

In order to participate in grant applications with the National Institute of Justice we adopted written standards designed to promote honest and ethical conduct by our officers, directors and employees. This was accomplished by resolution of our board of directors on March 12, 2003. Among other things, the board of directors resolved that it will establish safeguards to prohibit employees, including officers, from using their positions for a purpose that is or gives the appearance of being motivated by a desire for private gain for themselves or others, particularly those with whom they have family, business or other ties. Our board of directors currently is in the process of adopting a code of ethics that complies with the rules promulgated under the Sarbanes-Oxley Act of 2002 and that applies to our principal executive officer and principal financial and accounting officer and to all of our staff. We will provide any person, upon request to our corporate secretary and without charge, a copy of our written standards.

AUDIT COMMITTEE FINANCIAL EXPERT

We do not maintain a formal standing Audit Committee at this time. However, we are in the process of forming this committee, as well as identifying qualified individuals to serve on such committee. Additionally, we currently do not have a financial expert serving on our board of directors.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION SUMMARY

The following table sets forth the total compensation for the fiscal years ended July 31, 2004, 2003 and 2002 paid to or accrued for our chief executive officer and our four other executive officers who provided services to us at July 31, 2004, excluding executive officers paid less than $100,000 annually. Additionally, we have included the compensation for two former executive officers for whom disclosure would have been required had these two individuals been serving as executive officers as of July 31, 2004, the end of our most recently completed fiscal year. Each of the following executive officers is referred to as a "Named Executive Officer."


                                                          ANNUAL COMPENSATION                     LONG TERM
                                                         --------------------                    COMPENSATION
                                                                                              ------------------
                                                                                                   SECURITIES
                                            OTHER ANNUAL                                           UNDERLYING
 NAME AND PRINCIPAL POSITION        YEAR    SALARY ($)(1)    BONUS ($)     COMPENSATION ($)      OPTIONS/SARS (#)
 ----------------------------      ------  -------------    ---------     ----------------    -------------------
    Eric Johnson                   2004        129,580          -                  -                      -
    Chief Executive Officer        2003        125,400          -                  -                300,000
                                   2002        114,000          -                  -              1,175,000

    Richard Reincke                2004        109,100          -                  -
    President and Chief            2003        105,600          -                  -                      -
    Operating Officer              2002         96,000          -                  -                      -

    Richard Grosser (2)            2004        125,000          -                  -
    Chief Technical Officer        2003        128,645          -                  -                405,000
                                   2002              -          -                  -                      -

-------------

(1) The fiscal year ended July 31, 2002 began at inception Jan. 16, 2002, however, the figures in chart reflect full 12 month compensation.

(2)  Mr. Grosser joined the Company in March 2003

OPTION GRANTS IN LAST FISCAL YEAR

No options were granted to any of the Named Executive Officers during the fiscal year ended July 31, 2004.

FISCAL YEAR-END OPTION VALUES

The following table provides information on the value of each of our Named Executive Officer's unexercised options at July 31, 2004. None of our Named Executive Officers exercised any options during 2004.

                          FISCAL YEAR END OPTION VALUES

                                    NUMBER OF SECURITIES          VALUE OF UNEXERCISED IN-THE MONEY
                                   UNDERLYING UNEXERCISED                     OPTIONS AT
                               OPTIONS AT FISCAL YEAR-END (#)           FISCAL YEAR-END($)(1)
                               ----------------------------       ---------------------------------
NAME                             EXERCISABLE UNEXERCISABLE            EXERCISABLE UNEXERCISABLE
----                             ----------- -------------            ----------- -------------
Eric Johnson                     1,375,000          -                 $4,796,250              -
Richard Reincke                  1,005,000          -                 $3,518,750              -
Richard Grosser                    500,000          -                 $1,395,000              -
-------------

(1) Calculated based upon the closing price of our common stock as reported on the Over-the-Counter Bulletin Board on July 31, 2004 of $3.85 per share, less the per share exercise price, multiplied by the number of shares underlying such options. Options are considered "in the money" if the fair market value of the underlying securities exceeds the exercise price of the options. (2)

COMPENSATION OF DIRECTORS

Our directors receive no extra compensation for their service on our Board of Directors. Pursuant to a consulting agreement dated April 2, 2004, Michael McBride was compensated with 200,000 shares of our common stock for consulting services and office facilities in Seattle, Washington. The term of the agreement is 3 years. Pursuant to a now-expired consulting agreement dated August 15, 2002, Joseph Grillo was compensated with options to purchase 400,000 shares of our common stock at an exercise price of $0.30 per share. This agreement terminated March 1, 2003.

For information concerning employment contracts involving the Named Executive Officers SEE ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of November 1, 2004, with respect to (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) each Named Executive Officer; (iii) each director of the Company; and (iv) all Named Executive Officers and directors of the Company as a group. The information as to beneficial ownership was furnished to us by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 7975 N. Hayden Road, Suite D363, Scottsdale, AZ 85258.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under that rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares that the individual has the right to acquire within 60 days through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes or table, each person or entity has sole voting and investment power, or shares such powers with his or her spouse, with respect to the shares shown as beneficially owned.

Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


                     NAME           BENEFICIALLY OWNED     SHARES OUTSTANDING (1)
                     ----           ------------------     ----------------------
Eric Johnson(2)                         7,633,500                   37.9%
Richard Reincke(3)                      4,948,200                  25.05%
David A. Smith                            400,000                   2.13%
Richard Grosser(4)                        500,000                   2.60%
Mauro Scigliano(5)                      1,250,000                   6.25%
Joseph Grillo(6)                          400,000                   2.13%
Michael McBride                           281,149                   1.49%
Joseph P. King(7)                       4,196,500                  22.38%
H. Kenneth Edge(8)                      1,500,000                   6.26%

All executive officers and
directors as a group
(7 persons).                           15,412,849                  67.36%
----------------

(1) Based on approximately 18,749,778 shares outstanding as of November 1, 2004. A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.

(2) Of the number shown, 1,000,000 shares are held in the name of Mr. Johnson's spouse; 340,000 shares are held in the name of EDJ Holdings, Inc., a corporation controlled by Mr. Johnson; 1,375,000 shares are subject to issuance to Mr. Johnson upon exercise of certain stock options; and 3,392,500 shares are held by K&J Ventures LLC, a limited liability company controlled by Messrs. Johnson, King and Reincke. Mr. Johnson disclaims beneficial ownership of the shares owned by K&J and his spouse except to the extent of any proportionate interest therein.

(3) Of the number shown, 1,005,000 shares are subject to issuance to Mr. Reincke upon exercise of certain stock options; and 3,392,500 shares are held by K&J Ventures LLC, a limited liability company controlled by Messrs. Johnson, King and Reincke. Mr. Reincke disclaims beneficial ownership of the shares owned by K&J except to the extent of any proportionate interest therein.

(4) This entire number reflects shares subject to issuance to Mr. Grosser upon exercise of certain stock options.

(5) This entire number reflects shares subject to issuance to Mr. Scigliano upon exercise of certain stock options.

(6) This entire number reflects shares subject to issuance to Mr. Grillo upon exercise of certain stock options.

(7) Of the number shown, 3,392,500 shares are held by K&J Ventures LLC, a limited liability company controlled by Messrs. Johnson, King and Reincke. Mr. King disclaims beneficial ownership of the shares owned by K&J except to the extent of any proportionate interest therein.

(8) Of the number shown, 1,200,000 shares are subject to issuance to Mr. Edge upon exercise of certain stock options and 300,000 shares were issued to Mr. Edge pursuant to a three-year employment agreement. Mr. Edge resigned prior to expiration of that agreement and the Company expects to renegotiate its relationship with Mr. Edge, including stock and option compensation.

EQUITY COMPENSATION PLAN INFORMATION

We maintain the Aegis Assessments, Inc. 2002 Stock Option Plan pursuant to which we may grant equity awards to eligible persons. The following table gives information about equity awards under the Company's 2002 Plan.

                             (a)                            (b)                         (c)
                                                                                           Number of securities
                                                                                         Remaining Available for
                               Number of Securities to    Weighted-average Exercise    Future Issuance Under Equity
                              be Issued Upon Exercise       Price of Outstanding      Compensation Plans (Excluding
                              of Outstanding Options,      Options, Warrants and         Securities Reflected in
       Plan Category            Warrants and Rights                Rights                      Column (a))
       -------------            -------------------       -------------------------    ----------------------------
Equity compensation plans
approved by security
holders (1)(2)                       6,238,200                      $1.51                        3,761,800

Equity compensation plans
not approved by security
holders                                 None                         N/A                           N/A
           Total                     6,238,200                      $1.51                        3,761,800


(1) The 2002 Stock Plan was approved by written consent of a majority of the Company's stockholders on April 19, 2002 by an action by written consent in lieu of a meeting.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AGREEMENTS WITH EXECUTIVE OFFICERS AND DIRECTORS

We have entered into the employment or consulting agreements with the following executive officers and directors: Eric Johnson, Richard Reincke, David A. Smith, Mauro Scigliano, Richard Grosser, Joseph Grillo and Michael McBride. The agreements with Messrs. Smith and Grillo have since expired and we have not executed any amendments, extensions or new agreements with these individuals, although they continue to provide their services to us. Each of these agreements has been filed with the Securities and Exchange Commission as an exhibit to our periodic filings and is incorporated herein by reference. SEE ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K for an explanation of where copies of these agreements may be found.

OTHER RELATED TRANSACTIONS

During the period from January 16, 2002 (inception) to July 31, 2002, the Company was advanced $22,792 for various expenses from Eric Johnson, our president and chief executive officer. In August 2002, we aggregated various advances from Mr. Johnson into a promissory note in the amount of $28,000. The note bears an annual interest rate of 8% and is due on demand. The proceeds of this note were used for operating purposes. The outstanding balance due on this note at July 31, 2004 was $2,967. We accrued $1,206 for unpaid interest, which is included in accounts payable and accrued expenses. During the period from January 16, 2002 (inception) to July 31, 2002, we were advanced $1,500 for various expenses from Richard Reincke, our secretary and chief operating officer. In August 2002, we aggregated various advances from Mr. Reincke into a promissory note in an initial amount of $10,000 dated August 14, 2002. The note bears annual interest at the rate of 8% and is due on demand. The proceeds were used for operating purposes. During the year ended July 31, 2003, we accrued $700 for unpaid interest, which is included in accounts payable and accrued expenses. During the year ended July 31, 2004, additional funds were advanced, resulting in a year-end balance of $13,450. During the year ended July 31, 2003, we accrued wages payable to key executives totaling $239,295. During the year ended July 31, 2004, we accrued wages payable to key executives totaling $381,180. The outstanding balance of all accrued wages to these executives at July 31, 2004 was $17,500 and was included in accounts payable and accrued expenses.

OTHER RELATIONSHIPS

We entered into several transactions with Lars Johnson, who is the brother of Eric Johnson, our chief executive officer. On September 16, 2002, Lars Johnson and his wife purchased 50,000 shares of our common stock through a private placement at $0.25 per share, which was the same price paid by all other subscribers to that private placement. Since that private placement was our initial financing, all of the subscribers were friends, family members or long-time business associates of our officers and directors, and none of those subscribers, including Lars Johnson, received any preferential pricing or treatment. In February 2003, we issued $17,000 of 8% convertible debentures in a private placement for a principal amount of $17,000 to Lars Johnson. The debentures were convertible at any time after March 28, 2003 at a conversion price of $1 per share. The debentures were unsecured and were due and payable on February 1, 2004. In May 2003, Lars Johnson converted the $17,000 principal amount of the debentures, along with accrued interest, into 17,510 shares of common stock of the Company.

In October 2002, we entered into a consulting agreement with Lars Johnson. He was compensated with a total of 100,000 shares of our common stock. He also received options to purchase 225,000 shares of our common stock exercisable at $0.30 per share during the exercise period from January 1, 2003 to June 1, 2006. The fair value of the common stock on the date of issuance was $.25 per share. Using the Black Scholes Option pricing model, the total value of these options amounted to $187,065, which will be amortized over the service period. In July 2003, these options were exercised in exchange for a note receivable of $67,500. In May 2003, Lars Johnson converted 12,520 shares of our Series A 8% Preferred Convertible Stock, along with accrued interest, into 64,172 shares of our common stock.

TRANSACTIONS WITH PROMOTERS

In February 2002, we issued 10,000,000 shares of our common stock to our founders in exchange for services related to our incorporation and initial business activities. In July 2002, our board of directors determined that we had not received consideration for the issuance of 1,650,000 of those shares of our common stock, and we canceled those shares, leaving 8,350,000 common shares issued to founders, valued at $8,350. The founders' shares were valued at par value, or $.001 per share, which represented the fair market value of our stock on the date of issuance.

The following individuals were issued founders' shares for the services indicated:

o Eric Johnson, our president and chief executive officer, received 3,550,000 shares of our common stock for initial capitalization and services related to our incorporation. Specifically, Mr. Johnson assisted in the initial incorporation and helped formulate our business plan. His shares were valued at $.001 per share.

o Mr. King, a former member of our board of directors, received 3,405,000 shares of our common stock for services related to our initial incorporation including assisting in the formulation of our business plan and product development. His shares were valued at $.001 per share.

o Mr. Reincke, our president and chief operating officer, received 800,000 shares of our common stock for services related to our initial incorporation including assisting in the filing documents related to our incorporation, general office duties, and formulation of our business and marketing plans. His shares were valued at $.001 per share.

o Mr. Farquhar, a consultant, received 500,000 shares of our common stock for his services related to incorporation, including the formulation of our marketing plans and the determination of our initial start-up costs. His shares were valued at $.001 per share.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are either attached hereto or incorporated herein by reference as indicated:

                                                                                                                          DATE
  EXHIBIT                                                                                                              PREVIOUSLY
   NUMBER                     DESCRIPTION                           PREVIOUSLY FILED AS EXHIBIT         FILE NUMBER       FILED
------------  -----------------------------------------        --------------------------------------  -------------   -----------
     3.1          Amended and Restated Certificate of             Exhibit 3.1 to the Registrant's        333-100462      10/9/02
                             Incorporation                      Registration Statement on Form SB-2

     3.2                         Bylaws                           Exhibit 3.2 to the Registrant's        333-100462      10/9/02
                                                                Registration Statement on Form SB-2

    10.1        Aegis Assessments, Inc. 2002 Stock Plan          Exhibit 10.8 to the Registrant's        333-100462      10/9/02
                                                                Registration Statement on Form SB-2

    10.2     Office Building Lease, dated January 29, 2004,                  Attached
             by and between the Registrant and Gainey Ranch
                 Financial Limited Partnership LLP for
                        Scottsdale Headquarters

    10.3     Building Lease, dated October 9, 2003, by and                   Attached
            between the Registrant and 14631-14641 Armenta,
                     LLC for Van Nuys, CA Facility

    10.4     Distribution Agreement, dated May 21, 2004, by                  Attached
              and between the Registrant and JAD Corp. of
                                America,
    10.5       Employment Agreement, dated as of April 1,        Exhibit 10.1 to the Registrant's        333-100462      10/9/02
             2002, between the Registrant and Eric Johnson      Registration Statement on Form SB-2
              concerning his employment as Chief Executive
                                Officer

    10.6       Addendum to Employment Agreement for Chief        Exhibit 99.3 to the Registrant's        333-104658      4/22/03
             Executive Officer, dated as of March 28, 2003,     Registration Statement on Form S-8
                between the Registrant and Eric Johnson

    10.7     Employment Agreement, dated as of May 1, 2002,      Exhibit 10.2 to the Registrant's        333-100462      10/9/02
               between the Registrant and Richard Reincke       Registration Statement on Form SB-2
              concerning his employment as Chief Operating
                                Officer

    10.8       Addendum to Employment Agreement for Chief        Exhibit 99.5 to the Registrant's        333-104658      4/22/03
             Operating Officer, dated as of March 28, 2003,     Registration Statement on Form S-8
               between the Registrant and Richard Reincke

    10.9       Consulting Agreement, dated as of June 25,        Exhibit 99.3 to the Registrant's        333-108487      9/4/03
              2003, between the Registrant and David Smith      Registration Statement on Form S-8
                        for CFO-related Services

    10.10     Employment Agreement, dated as of March 19,        Exhibit 10.2 to the Registrant's        000-50213       6/16/04
             2004, by and between the Registrant and Mauro      Quarterly Report on Form 10-QSB for
                 Scigliano concerning his employment as       the fiscal quarter ended April 30, 2004
                        Executive Vice President

    10.11      Employment Agreement, dated as of April 1,        Exhibit 10.11 to the Registrant's       000-50213       3/24/03
            2003, by and between the Registrant and Richard     Quarterly Report on Form 10-QSB for
               Grosser concerning his employment as Chief      the fiscal quarter ended January 31,
                           Technical Officer                                   2003

    10.12      Consulting Agreement, dated as of April 2,                    Attached
            2004, by and between the Registrant and Michael
                                McBride

     16          Letter concerning change in certifying           Exhibit 16 to the Registrant's         000-50213       6/16/03
                               accountant                      Amendment No. 1 to its Current Report
                                                                            on Form 8-K

    23.1            Consent of Hein & Associates LLP                         Attached

     31        Certification pursuant to SEC Release No.                     Attached
             33-8238, as adopted pursuant to Section 302 of
                     the Sarbanes-Oxley Act of 2002

     32       Certification pursuant to 18 U.S.C. Section                    Attached
            1350, as adopted pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002


(b) The Registrant did not file any Current Reports on Form 8-K during the final three-month period covered by this Annual Report. The only information provided by the Registrant on Form 8-K was furnished pursuant to Regulation FD.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

We received aggregate billings from our first auditor, Stonefield Josephson, Inc., of $14,733 for the audit of our annual financial statements for the fiscal year ending July 31, 2002 and for review of our quarterly statements through January 1, 2003. We incurred fees of $2,500 from Kelly & Company for review of our third fiscal quarterly statement of 2003 and of approximately $28,000 for the audit of our annual financial statements for the fiscal year ending July 31, 2003. We were billed approximately $40,000 by Hein & Associates LLP for audit and quarterly review fees for the year ending July 31, 2004.

AUDIT RELATED FEES

There were no fees billed by our auditors in our last two fiscal years for professional services rendered in connection with assurance an related services that are reasonably related to the performance of an audit or review of our financial statements.

TAX FEES

There were no fees billed by our auditors in our last two fiscal years for tax compliance, tax advice, or any tax planning.

ALL OTHER FEES
There were no fees billed by our auditors in our last two fiscal years for products and services other than those reported above.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 10, 2004           /S/ ERIC JOHNSON
                                    -----------------------------------
                                    Eric Johnson, Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                              Title                                 Date
---------------------------     -----------------------------------------      -----------------
/s/ Eric Johnson                Chief Executive Officer and Director           November 10, 2004
---------------------------
Eric Johnson                    (Principal Executive Officer)

/s/ David Smith                 Chief Financial Officer and Director           November 10, 2004
---------------------------
David Smith                     (Principal Financial Officer and Principal
                                Accounting Officer)

/s/ Richard Reincke             President, Secretary and Director              November 10, 2004
---------------------------
Richard Reincke

/s/ Michael Mcbride             Director                                       November 10, 2004
---------------------------
Michael Mcbride