Form 10QSB
period 2004-10-31
AEGIS ASSESSMENTS INC
filed 2004-12-17
CIK 1183075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2004

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

                                  480.778.9140
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer's common equity outstanding as of December 10, 2004 was approximately 23,927,718 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (Check one):
      Yes [ ]     No [X]

                           INDEX TO FORM 10-QSB FILING
                     FOR THE QUARTER ENDED OCTOBER 31, 2004
                                TABLE OF CONTENTS

                                     PART I.
                              FINANCIAL INFORMATION

Page
Item 1.  Financial Statements.......................................................................1

              Balance Sheet  as of October 31, 2004.................................................1

              Statements of Operations
                    for the Three Month Periods
                    Ended October 31, 2004 and October 31, 2003.....................................2
              Statements  of Cash Flows
                    for the Three month periods ended October 31,
                    2004 and October 31, 2003.......................................................3
              Notes to the Financial Statements.....................................................5

Item 2.  Management's Discussion and Analysis......................................................12

Item 3.  Controls  and  Procedures.................................................................28

                                                                PART II
                                                           OTHER INFORMATION

Item  1.  Legal Proceedings .......................................................................29
Item  2.  Changes in Securities ...................................................................29
Item  6.  Exhibits and Reports on Form 8-K.........................................................30

SIGNATURES

                          PART I- FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                October 31, 2004
                                   (Unaudited)
                                   -----------

                                    Assets
Current Assets
              Cash                                                                                  $  211,912
              Accounts Receivable                                                                       12,545
              Inventory                                                                                360,988
                                                                                 ------------------------------
                     Total Current Assets                                                              585,445

Property and equipment, net of accumulated
              depreciation of $34,380                                                                  254,451

Other Assets                                                                                            14,616
                                                                                 ------------------------------
Total Assets                                                                                       $   854,512
                                                                                 ==============================

                     Liabilities and Shareholders' Equity

Current Liabilities
              Accounts Payable                                                                      $   75,292
              Accrued Payroll                                                                           42,556
              Deferred Revenue                                                                         350,000
                                                                                 ------------------------------
                     Total Current Liabilities                                                         467,848

Series A 8% convertible preferred stock $.001 par
              value; 200,000 shares authorized.

Shareholders' equity:
              Preferred stock, $.001 par value, 10,000,000 shares
              authorized for issuance in one or more series.
              Common stock, $.001 par value; 100,000,000 shares
              authorized; 18,797,278 shares issued and outstanding
              at October 31, 2004                                                                      18,799
              Additional paid-in capital                                                           11,502,809
              Stock subscription receivable - related party                                          (67,500)
              Deficit accumulated during the development stage                                   (11,067,444)
                                                                                ------------------------------
                     Total shareholders' equity                                                       386,664

                                                                                ------------------------------
Total liabilities and shareholders' equity                                                            854,512
                                                                                ==============================

 The accompanying notes are an integral part of the condensed financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)
                                   -----------

                                                                                                          For the period from
                                                                 For the three         For the three        January 16,2002
                                                                  months ended          months ended         (inception) to
                                                                October 31,2004       October 31,2003       October 31,2004
                                                                  (Unaudited)           (Unaudited)           (Unaudited)
                                                                  -----------           -----------           -----------


Revenue                                                                $       - -           $       - -           $    12,545


Cost of equipment sold                                                         - -                   - -                 3,600
General and administrative expenses - other                            $   542,900           $   394,740            10,788,524

Consulting fees - related party                                               - -                 53,588               287,065
                                                              --------------------- --------------------- ---------------------
                Loss before provision for income taxes                   (542,900)             (448,328)        $ (11,066,644)
Provision for income taxes                                                      --                                         800

                                                              --------------------- --------------------- ---------------------
Net loss                                                              $  (542,900)          $  (448,328)        $ (11,067,444)
                                                              ===================== ===================== =====================

Net loss available to common shareholders
                per common share - basic and diluted                   $    (0.03)           $    (0.04)          $     (0.89)

Weighted average common shares - basic
                                                              --------------------- --------------------- ---------------------
                and diluted                                             18,638,207            12,071,658            12,501,282
                                                              ===================== ===================== =====================



                           The accompanying notes are an integral part of the condensed financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                   -----------

                                                                               For the period
                                                                                     from
                                             For the three     For the three   January 16,2002
                                             months ended      months ended    (inception) to
                                            October 31,2004   October 31,2003  October 31,2004
                                              (Unaudited)       (Unaudited)      (Unaudited)
                                              -----------       -----------      -----------

Cash flows from operating activities:

  Net loss                                         $(542,900)       $(448,328)    $(11,067,444)

    Adjustments to reconcile net
      loss to net cash used in operating
      activities:

      Non-cash items included in the net
        loss:
      Depreciation                                    16,387             1342           34,380
      Amortization and expenses related to
        stock and stock options                                       212,330        8,228,560

      The intrinsic value of non-
       detachable
        conversion rights of the Series A
         8%
        preferred stock                                                                  9,800
      Issuance of stock for payment of interest                         1,184            3,266

  Increase in Assets
    Accounts Receivable                                                                (12,545)
    Inventory                                       (164,588)                         (360,988)
    Increase in Other Assets                                           (9,250)         (14,616)

    Increase in Liabilities:
      Accrued payroll                                 26,137          (11,238)          42,556
      Accounts payable                                21,978           14,244           75,292
      Accrued interest - officers                                      (1,906)
      Deferred Revenue                                                                 350,000

      Note Payable                                    (2,333)                                -
                                          -----------------------------------------------------
Net cash used in operating activities               (645,319)        (241,622)      (2,711,739)

                                                                (continued)

               The accompanying notes are an integral part of the condensed financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                           For the period from
                                            For the three   For the three    January 16,2002
                                            months ended     months ended    (inception) to
                                           October 31,2004 October 31,2003   October 31,2004
                                             (Unaudited)     (Unaudited)       (Unaudited)
                                             -----------     -----------       -----------

Cash flows used in investing activities:

  Payments to acquire property                    $(30,475)       $(18,536)         $(288,831)
    and equipment

Net cash flows used in investing
 activities                                        (30,475)        (18,536)          (288,831)

Cash flows provided by financing
 activities:

  Proceeds from issuance of preferred
   stock                                                 -                             90,100
  Proceeds from issuance of common
    stock - related party                                                              22,500
  Proceeds from issuance of common stock           278,891         374,500          2,498,893
  Proceeds from exercise of warrants               111,238          46,250            556,989
  Proceeds from issuance of debenture                    -                             17,000
  Proceeds from notes payable and
    advances - related parties                                         583             17,000
  Stock subscription receivable                          -                             10,000

                                          ----------------------------------------------------
Net cash provided financing activities             390,129         421,333          3,212,482

Net increase in cash and cash equivalents         (285,665)        161,175            211,912

Cash and cash equivalents, beginning of            497,577          32,932                  -
  period

                                          ----------------------------------------------------
Cash and cash equivalents, end of period          $211,912        $194,107           $211,912
                                          ====================================================

  Exercise of options applied against
   notes                                                           $17,000            $17,000
                                                           ===================================
  Payment of accounts payable with stock                           $12,025            $12,025
                                                           ===================================
  Conversion of preferred stock to common
    stock                                                          $27,500            $27,500
                                                           ===================================
  Issuance of common stock for services                                            $8,095,206
                                                                           ===================
  Issuance of common stock for note -
   related party                                                                      $67,500
                                                                           ===================

                The accompanying notes are an integral part of the condensed financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (unaudited)

As of October 31, 2004 and 2003, For The Three Months Ended October 31, 2004 and October 31, 2003, and For The Period January 16, 2002 (inception) Through October 31, 2004.

1.       Basis of Presentation

The accompanying unaudited condensed financial statements include all adjustments that management believes are necessary for a fair presentation of the Company's financial position at October 31, 2004 and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted.

Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed financial statements should be read in conjunction with our audited financial statements and footnotes as of and for the year ended July 31, 2004, included in our Annual Report on Form 10-KSB.


2.       Summary of Significant Accounting Policies


New Accounting Pronouncements

In November 2004, the Financial Accounting Standard board issued FAS 151 -"Inventory Costs--an amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges in all cases. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of FAS 151 is not expected to have a material impact on the Company.

Development Stage Operations

Aegis Assessments, Inc. is a development stage company and has limited operating history with insignificant revenues. The Company was incorporated under the laws of the State of Delaware on January 16, 2002. As of July 31, 2004 the Company completed development of its core product, a specialized emergency response and communication systems for law enforcement agencies at all levels, the U.S. Department of Defense, and select commercial firms. The Company refers to this product as the "Aegis SafetyNet RadioBridge, or "RadioBridge," system. The Company is now engaged in producing the systems and establishing sales distribution channels.

Initial Production and Sales Activity

In May 2004, the Company received its first purchase order for the Aegis SafetyNet Radio Bridge system and began production. The initial $2.4 million purchase order was accompanied by a progress payment of $350,000 against the first units. As of July 31, 2004, the Company had delivered 12 units to the distributor. The progress payment was recorded as deferred revenue. At the time the progress payment was received, the Company anticipated significant involvement in the distributor's resale activities and therefore did not anticipate recording revenue related to the units until they were sold to end-users. The Company has now been informed by the distributor, JAD Corporation of America, that JAD Corporation's marketing efforts to date have not resulted in sales to end-users. JAD Corporation has also expressed to the Company its dissatisfaction with the arrangement and its desire to conclude the relationship should the matters not be settled. The Company, therefore, does not anticipate any future revenues from JAD Corporation.

An additional Radio Bridge was sold to the U.S. government for evaluation in June 2004. The sale was recorded and the receivable remains outstanding at October 31, 2004. Because the Company expects collection of this receivable, it does not believe an allowance for doubtful accounts is necessary at October 31, 2004.

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

Costs of Promotional Materials

The cost of promotional materials is expensed as incurred, and includes such items as the cost to produce a corporate capabilities video. The Company did not incur any promotional costs in the fiscal quarter ended October 31, 2004.

Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. As of October 31, 2004, the Company has provided a 100% valuation allowance for the deferred tax asset, since management has not been able to determine that the realization of that asset is more likely than not.


Basic and Diluted Loss Per Share

The basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of October 31, 2004, the Company had 5,018,200 outstanding stock options, and warrants for the purchase of 619,416 shares of common stock. The options and warrants would have an anti-dilutive effect and, therefore, are not included in diluted loss per share.

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

Office equipment                    3 years
Shop equipment                      5 years
Office furniture                    7 years
Product Demonstration Equipment     5 years

Stock-Based Compensation

The Company accounts for its two stock option plans and other stock-based employee compensation using the intrinsic value method and related interpretations, as described more fully in the Company's annual report on Form 10-KSB for the year ended July 31, 2004. Accordingly, compensation expense is recorded on the date of grant only to the extent the current market price of the underlying stock exceeds the option exercise price.

Had compensation expense been determined based on the fair values at dates of grant for its stock options under the fair value approach, net loss and net loss per share would have been reported as indicated in the pro forma results below:

                                                 Three MonthsEnded
                                                     October 31,
                                                  2004            2003
                                             ----------     -----------

Net loss, as reported                        $(542,900)      $(448,328)

Add:  Stock-based compensation
 expense
   included in
    reporting net loss                               -               -

Deduct:  Stock based employee
 compensation
   expense determined under fair
    value based                                      -         (19,024)
   method
                                             ----------     -----------
Pro forma
 net loss                                    $(542,900)       (467,352)

Net loss per share, as
 reported                                        (0.03)          (0.04)

Net loss per share,
 pro forma                                       (0.03)          (0.04)



The fair value under FAS 123 for options
 granted were estimated at the
   date of grant using a Black-Scholes option pricing
    model with the following
   weighted-average assumptions:



            Expected life
             (years)                               N/A             2.5
            Interest
             rate                                  N/A            1.40%
            Volatility                             N/A              75%

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

3.       Related Party Transactions

In September 2004, a member of the board of directors exercised his option to acquire 20,000 shares for $.30 per share.

On September 14, 2004, Ken Edge resigned as officer and director. Under terms of the Company's stock option plan, options held by employees expire if not exercised prior to termination of employment. Mr. Edge did not exercise his option and his 1.2 million options expired on September 14, 2004 and were returned to the plan to be eligible for re-grant.

4.       Stock Transactions

Common Stock

In July 2003, through a private placement the Company authorized 300,000 equity units, each of which consisted of one share of the Company's common stock, one warrant to acquire one share of the Company's common stock at $.50 per share, with an exercise period that expires six months after the purchase, and one warrant to acquire one share of the Company's common stock at $1.50 per share, with an exercise period that expires 18 months after purchase. As of October 31, 2004 a total of 254,667 of the units were sold for a total of $$382,000, and 221,667 of the warrants were exercised for a total of $110,834. No units were sold and no warrants were exercised during the quarter ended October 31, 2004. During the quarter ended October 31, 2003, 249,667 of the units were sold for a total of $374,500 and 92,500 of the warrants were exercised for a total of $46,250.

In October 2003, through a private placement the Company authorized the sale of 2,000,000 equity units for $1.50 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased. No units were sold prior to October 31, 2003. As of October 31, 2004 the Company had sold 1,263,727 units for a total of $1,895,591, and 892,313 of the warrants were exercised for a total of $446,157. Of these amounts, 181,927 of the units were sold and 222,447 of the warrants were exercised during the quarter ended October 31, 2004.


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

During the quarter ended October 31, 2004, the Company financed its operations through private equity funding. No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's securities and borrowing, or that the sale of the SafetyNet products will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Litigation

In September 2003, the Company filed a complaint in California Superior
Court against two former officers of the Company and a related company (the "defendants"), alleging fraud, deceit, conspiracy, breach of contract and seeking rescission of agreements made in April and August 2002 and the return of the cancelled stock certificates representing 1,000,000 cancelled shares of the Company's common stock. In a preliminary ruling, the court ordered that the disputed stock certificates be held at two brokerage firms until the matter is resolved. If the Company prevails in this action, the stock will be considered cancelled. Until the court resolves this matter, the shares are included in common shares outstanding although the Company's position is that the stock has been validly cancelled. The defendants filed an amended cross complaint alleging conversion, breach of duty to transfer securities, breach of contract, defamation, and unfair business practices.

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

In October 2003, the Company authorized through a private placement the sale of 2,000,000 equity units for $1.50 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased. As of December 8, 2004 the Company has sold 1,279,969 units for a total of $1,919,955. In addition, shareholders have exercised 998,396 warrants for a total of $499,199.

On November 1, 2004 the Company announced its intention to change its fiscal year end from July 31 to June 30, effective December 31, 2004.

In November 2004, the Company authorized through a private placement the sale of 2,000,000 equity units for $1.00 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased. As of December 8, 2004 the Company has sold 22,000 units for a total of $22,000. No warrants have been exercised to date.

On November 23, 2004, the Company entered into a private placement of the Company's common stock. Under terms of the agreement the Company sold five million shares of common stock in exchange for $5 million in U.S. Treasury Bonds. A security agreement covering the bonds was subsequently granted another party incidental to a separate equity swap transaction. Accordingly, the bonds may not be sold or exchanged during the term of the security agreement. However, the bonds may serve as collateral for other borrowing, subject to the terms of the security agreement.

On November 23, 2004, the Company entered into an equity swap transaction with Cogent Capital Corporation. Under the terms of the agreement, the Company paid Cogent $50,000 in cash, and agreed to pay an amount equal to the interest on $5 million, at LIBOR plus 1.25%, for the next 24 months. In addition, the Company agreed to pay Cogent an amount equal to any decrease in value of four million shares of its common stock below $1.00 per share, which was a 20% discount to its fair market value at the date of the agreement. Cogent agreed to pay the Company an amount equal to any increase in value of four million shares of Aegis' common stock above $1.00 per share. The agreement is for 24 months, and the settlement between the Company and Cogent is to be paid in cash at the termination of the agreement. The Company also received from Cogent a call option on four million shares of Aegis' common stock. The option is callable on November 23, 2006, for the market price on that date.

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended October 31, 2004, this "Management's Discussion and Analysis" should be read in conjunction with the Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

Forward Looking Statements

This portion of this Quarterly Report on Form 10-QSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to the Company's (i) expectation that the private placement and related transactions will facilitate its attempt to obtain a listing of its common stock on the American Stock Exchange; (ii) expectation that it will begin generating revenues from the sale of its products rather than equity or debt financings; (iii) plan to allocate any funds it receives to expanding production capabilities, establishing a distribution channel for products, hiring additional personnel for a sales ramp-up, and meeting requirements to secure acceptance for listing its stock on the American Stock Exchange; (iv) belief that its client awareness program will enhance its ability to generate revenues from the sale of its products; and (v) belief that as a result of developments with the Department of Homeland Security, it will be easier to sell RadioBridge units to state and municipal public safety agencies.

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

Executive Overview

Through our SafetyNet(TM) line of products, we supply wireless security solutions to public safety agencies and commercial end users for homeland security and life safety applications. Our current product is the SafetyNet RadioBridge(TM) , which allows most two-way radios to be interconnected regardless of the radio's frequency, modulation or encryption scheme. We have also modified and improved the technologies that comprised our Wireless Life Safety System and now anticipate marketing products using that technology under the name "SafetyNet Guardian(TM) System," which allows video transmissions and voice communications from the stairwells inside buildings for commercial safety applications. We are changing the name of these related products because we believe there may be some confusion on the part of end-users if we identify our product as a "wireless life safety system." We came to this conclusion because our initial marketing research, including discussions with fire safety officials and commercial building engineers, indicated that many potential customers thought our system was meant to replace, rather than augment, existing life safety systems.

Since the filing of our Annual Report, we have consummated significant transactions involving the private placement of our common stock in exchange for United States Treasury Bonds and an equity swap arrangement. We expect these transactions to facilitate our attempt to obtain a listing of our common stock on the American Stock Exchange. Additionally, we believe that the Treasury Bonds will serve as collateral for future borrowings. During our first quarter, we engaged in discussions with out current national distributor concerning certain disagreements and the renegotiation of our arrangement. We also entered into an agreement with our first international distributor. These and other matters are described in greater detail below under Recent Developments.

Recent Developments

Private Placement and Equity Swap Arrangement. On November 23, 2003, we completed a private placement of 5,000,000 shares of our common stock to four accredited investors. This transaction was facilitated by Cogent Capital Corp. The private placement was the first in a series of related concurrent transactions that are intended to facilitate our efforts to obtain a listing for our common stock on the American Stock Exchange.

We issued the 5,000,000 shares of common stock in exchange for $5,000,000 of United States Treasury Note and stripped interest security (the "Bonds"). The Bonds serve as collateral in an equity swap transaction with Cogent, as described below. Accordingly, the Bonds are being held in escrow pending release of the Bonds upon expiration of the security interest. While the Bonds are held in escrow and subject to Cogent's security interest, we may borrow against the value of the Bonds provided the lender is willing to take a subordinate position to Cogent's security interest.

As part of this transaction, we acquired from Cogent a call option that will allow us to repurchase up to 80% of the shares of common stock sold in the private placement at the then-current market price. The option expires on November 25, 2006 and may only be exercised on the expiration date. If we exercise the call option, we can use the Bonds to pay the purchase price for the shares of common stock that we repurchase.

Also as part of this transaction, we entered into an equity swap arrangement with Cogent under which we and Cogent will exchange certain defined cash flows. Under this arrangement, each month we will pay Cogent a defined amount of cash equal to LIBOR + 1.25%. Currently, this approximately equates the interest we are receiving on the Bonds. However, this amount may fluctuate as LIBOR changes and may be less than, or exceed the amount we receive in interest on the Bonds.

Additionally, under this arrangement, at the end of two years either (a) if the then-current market price of our common stock is greater than $1.00 per share, Cogent will pay to us the difference between the market price and $1.00 per share, multiplied by 4,000,000 shares; or (b) if the then-current market price is less than $1.00 per share, we will pay Cogent the difference between $1.00 per share and the market price, multiplied by 4,000,000 shares. Any required payment resulting from an increase or decrease in our stock price will be made with the Bonds or bonds similar to the Bonds. The settlement of this arrangement will occur sooner than two years if we register the shares issued in the private placement for resale under applicable securities laws prior to the end of the two-year period. Cogent's security interest in the Bonds will terminate and the Bonds will be released to us upon settlement of this equity swap arrangement.

We paid a premium of $50,000 to Cogent in connection with this transaction.

Disagreement with Distributor. In May 2004, we entered into an exclusive distribution agreement with JAD Corporation of America to serve as our domestic distributor based on JAD's representations to us that it had sufficient resources, manpower and expertise to market the SafetyNet RadioBridge nationally. Certain disagreements have arisen between us and JAD. JAD's marketing efforts to date have not resulted in sales to end-users. Over the course of the last few months we have had discussions with JAD about reducing the territory covered by the distribution agreement and amending other provisions of that agreement. JAD has expressed its dissatisfaction with the arrangement and its desire to potentially conclude its relationship with us should these matters not be settled. We are in discussions with JAD concerning our disagreements. In the interim, to mitigate any adverse consequences that may result from a termination of our relationship with JAD and to preserve for our stockholders the progress we have made with the Radio Bridge product, we have begun negotiating agreements with new dealers and potential distributors of the RadioBridge. We are establishing a network of distributors and dealers in order to access existing distribution channels for commercial applications of the RadioBridge and to provide our end-users with customer support.

Panama Distributor. On November 22, 2004, we entered into an agreement with Fortis Networks, Inc. pursuant to which Fortis became our exclusive distributor in Panama and non-exclusive distributor in Central America. Fortis has already begun marketing efforts in Panama and has purchased a demonstrator RadioBridge for use in its marketing efforts. Recent Trends in Homeland Security Funding. The Department of Homeland Security, or DHS, has recently adopted new measures to expedite the flow of funds to equip, train and prepare first responders and local law enforcement to prevent incidents and to be ready should one occur. On December 3, 2004, the DHS announced the recipients of $1.66 billion in grants to states and an additional $855 million in grants to urban areas to fund first responders and support state and local resources necessary to prevent, respond and recover from acts of terrorism and other disasters. The DHS also announced the implementation of a national strategy for homeland security that includes shared responsibility and accountability in equipping first responders with the resources they need to protect American citizens.

As a result of the foregoing developments, we believe that it will be easier for us to sell RadioBridge units to state and municipal public safety agencies. Because state and local governments may now have up to 120 days to draw down funds in advance of purchase and investments, as compared to the three to five days allowed previously, even small localities may now have the buying power to purchase our products.

Results of Operations

We have incurred losses since our inception in 2002 and have relied on the sale of our equity securities and on loans from our officers to fund our operations. Until very recently, we did not generate any revenues from operations. However, we have recently begun taking purchase orders for our RadioBridge product. We did not record any revenue during the three-month period ended October 31, 2004 nor did we record any revenue during the three-month period ended October 31, 2003.

Our general and administrative expenses other than for related parties for the three-month period ended October 3, 2004 were $542,900, as compared to $394,740 for the comparable period during the prior year. There were no general and administrative expenses resulting from dealings with related parties in the three-month period ended October 31, 2004, as compared to $53,588 for the comparable period in the prior year. Our operating expenses have increased as a result of the costs of developing our products, hiring additional employees and contracting with outside consultants. Now that we have a finished product ready for delivery to end-users, our marketing activities have increased significantly, and we are incurring increased marketing costs, including costs associated with demonstrating our products to public safety agencies and government officials, major law enforcement officials, fire department officials, federal agencies, the United States Army, and potential commercial channel partners, including distributors, dealers and independent sales representatives. We have also incurred increased costs associated with the design, preparation, and printing of marketing and product informational material, courier costs and mailing costs. Moreover, we continue to incur legal and accounting expenses and other expenses incidental to our reporting obligations as a public company and to the increase in our requirements for transactional legal and accounting services.

Our loss before provision for income taxes was $542,900 for the three-month period ended October 31, 2004, as compared to $448,328 for the same period for the prior year. Our net loss for the three-month period ended October 31, 2004 after provision for income taxes was $542,900, as compared to $448,328 for the comparable period for the prior year. The increase was the result of an increase in the number of employees and consultants, as well as increased office and operating expenses.

Liquidity and Capital Resources

At October 31, 2004, we had $211,912 in cash, as compared with $194,107 in cash during the equivalent period ended October 31, 2003. The increase is due to the sale of our equity in private placement transactions. In July 2003, we issued equity units in a private placement, each of which consisted of one share of the Company's common stock, one warrant to acquire one share of the Company's common stock at $.50 per share, with an exercise period that expires six months after the purchase, and one warrant to acquire one share of the Company's common stock at $1.50 per share, with an exercise period that expires 18 months after purchase. As of October 31, 2004, a total of 254,667 equity units of the July 2003 equity offering were sold and 221,667 of the $.50 warrants were exercised for total proceeds of $492,834. In addition, 79,667 of the $.50 warrants had expired leaving a total of 301,334 warrants outstanding. All the remaining warrants have an exercise price of $1.50.

In October 2003, we authorized the sale of 2,000,000 equity units in a private placement for $1.50 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased. No units were sold prior to October 31, 2003. As of October 31, 2004, we had sold 1,263,727 units of the October 2003 equity offering and 892,313 of the warrants were exercised for total proceeds of $2,341,748. As of October 31, 2004, 53,332 of the warrants had expired leaving 318,082 outstanding.

At October 31, 2004 we had accrued payroll liability of $42,556, as compared with $16,419 at July 31, 2004. The amount of accrued payroll changes due to fluctuations caused by the timing of payroll disbursements. Accounts payable and accrued expenses totaled $75,292 at October 31, 2004, as compared to $53,315 at July 31, 2004. This increase was due to an increase in operating activity.

On October 31, 2004 we had inventory and production in progress of $360,988, as compared with $196,400 in inventory on July 31, 2004. The increase is attributable to ramping up our production activities in anticipation of future sales activities.

We held property and equipment at October 31, 2004, which was valued, net of depreciation of $34,380, at $254,451, as compared with $17,993 and $240,363 at July 31, 2004 respectively. The increase is attributed to the acquisition of components for our demonstration product models, as well as the acquisition of computer equipment, office equipment, and other assets necessary and incidental to our operations. Our total assets at October 31, 2004 were $854,512, as compared with $961,501 at July 31, 2004.

We have the ability to borrow against the U.S. Treasury Bonds that we received subsequent to the end of the quarter in the private placement discussed under Recent Developments. However, a lender that uses the Bonds as collateral must agree to take a subordinate position to Cogent, which currently has a first position security interest on the Bonds. In November 2004, we borrowed $80,000 from one of our existing shareholders using the Bonds as collateral.

We believe we have sufficient funds currently available to satisfy our cash requirements for the next three months. Our goal is to raise an additional $3,000,000 in equity financing during the next six months. We plan to allocate any funds we receive to expanding our production capabilities, establishing a distribution channel for our products, hiring additional personnel for our sales ramp-up, and meeting requirements to secure acceptance for listing our stock on the American Stock Exchange. We also anticipate revenues from the sale of RadioBridges during the next 12 months; however, it is difficult to project a sales timeline because we believe significant sales will depend on establishing a dealer network and customer support infrastructure to support such sales.

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our general business strategy is unproven, and we have just begun to record revenues. To date, we have relied solely on loans from shareholders and officers and the sale of our equity securities to fund our operations. We have incurred losses since our inception and we continue to incur legal, accounting, and other business and administrative expenses. Our auditor has therefore recognized that there is substantial doubt about our ability to continue as a going concern.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-KSB for the fiscal year ending June 30, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

In order to achieve compliance with Section 404 of the Act within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting,
(ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We can provide no assurance as to our, or our independent auditors', conclusions at June 30, 2006 with respect to the effectiveness of our internal control over financial reporting under Section 404 of the Act. There is a risk that neither we nor our independent auditors will be able to conclude at June 30, 2006 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with
Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

Our business and results of operations will be materially and adversely affected if a substantial number of law enforcement, fire, rescue, other emergency response and public safety agencies, as well as commercial end users for homeland security and life safety applications, do not purchase our SafetyNet products. In addition, we may not be able to expand sales of our products into other markets if our products are not widely accepted by these agencies or markets. This also would have an adverse affect on our business and results of operations.

Our growth prospects will be diminished if our SafetyNet products are not widely accepted.

We have generated minimal revenue to date from the sale of our SafetyNet products. Until recently, our funding came primarily from the sale of our equity and debt securities. However, we expect to generate greater revenues from the sale of our SafetyNet products. We expect to depend on sales of these products, primarily the SafetyNet Radio Bridge, for the foreseeable future. A decrease in the prices of or demand for these product lines, or their failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.

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

Our distribution strategy is to pursue sales through multiple channels with an emphasis on independent distributors, dealers, and sales representatives. We have a dispute with JAD Corporation of America, our first distributor. JAD has expressed its dissatisfaction with the arrangement and its desire to potentially conclude its relationship with us. We are in discussions with JAD concerning our disagreements. Although we are now negotiating agreements with new potential dealers and distributors, and have entered into a distribution agreement for Central America, our distributor's inability to successfully sell our products or our inability to retain other distributors, dealers, and sales representatives who can successfully sell our products would adversely affect our sales. In addition, if we do not competitively price our products, meet the requirements of our current distributor or end-users, provide adequate marketing support, or comply with the terms of our distribution arrangement, our distributor may fail to aggressively market our products or may terminate its relationships with us. These developments would likely have a material adverse effect on our sales. Our reliance on others to sell our products also makes it more difficult to predict our revenues, cash flow and operating results.

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

Our success depends both on our internally developed technology and our third party technology. We rely on a variety of trademarks, service marks, and designs to promote our brand names and identity. We also rely on a combination of provisional patents, contractual provisions, confidentiality procedures, trademarks, copyrights, trade secrecy, unfair competition, and other intellectual property laws to protect the proprietary aspects of our products. The steps we take to protect our intellectual property rights may not be adequate to protect our intellectual property and may not prevent our competitors from gaining access to our intellectual property and proprietary information. In addition, we cannot provide assurance that courts will always uphold our intellectual property rights or enforce the contractual arrangements that we have entered into to protect our proprietary technology.

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

o Even if we were to prevail, such claims or litigation could be time-consuming and expensive to prosecute or defend, and could result in the diversion of our management's time and attention. These expenses and diversion of managerial resources could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

o    changing regulatory requirements;

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

Pursuant to our certificate of incorporation, members of our management and board of directors will have no liability for violations of their fiduciary duty of care as officers and directors, except in limited circumstances. This means that you may be unable to prevail in a legal action against our officers or directors even if you believe they have breached their fiduciary duty of care. In addition, our certificate of incorporation allows us to indemnify our officers and directors from and against any and all expenses or liabilities arising from or in connection with their serving in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay.

Certain provisions of Delaware General Corporation Law and in our charter, as well as our current stockholder base may prevent or delay a change of control of our company.

Under the Delaware General Corporation Law, which we are subject to, it will be more difficult for a third party to take control of our company and may limit the price some investors are willing to pay for shares of our common stock. Furthermore, our certificate of incorporation authorizes the issuance of preferred stock without a vote or other stockholder approval. Finally, a majority of our outstanding common stock is held by insiders. Without a disparate stockholder base or a fluid aggregation of stockholders, it will be more difficult for a third-party to acquire our company without the consent of the insiders.

Our common stock may be subject to the "penny stock" rules as promulgated under the Exchange Act.

In the event that no exclusion from the definition of "penny stock" under the Securities Exchange Act of 1934, as amended is available, then any broker engaging in a transaction in our company's common stock will be required to provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of our company's securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation of sale. Certain brokers are less willing to engage in transactions involving "penny stocks" as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our company's common stock to dispose of their shares.

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

Based on their review and evaluation as of the end of the period covered by this Form 10-QSB, and subject to the inherent limitations described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. During the period covered by this Form 10-QSB, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

Items 3-5 are not applicable and have been omitted.

ITEM  1.    LEGAL PROCEEDINGS.

Other than as described in our previously filed Annual Report, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. Other than as described in our previously filed Annual Report, there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM  2.    CHANGES IN SECURITIES.

We are continuing to raise funds for operations through a private placement of our equity securities. Proceeds from the issuance of 181,927 shares of common stock during the three month period ended October 31, 2004 totaled $272,890.50, with an additional $111,238.50 in proceeds raised from the exercise of 222,447 warrants.

The common stock was offered and sold in a private placement, pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. The common stock was offered and sold to purchasers whom the company or its authorized agents believe are "accredited investors," as that term is defined in Rule 501 of Regulation D in reliance upon an exemption from the registration requirements of the Securities Act in a transaction not involving any public offering. Each of the investors represented to Aegis that:

o    such investor is an "accredited investor";

o the shares of common stock were purchased by such investor for its own account, for investment and without any view to the distribution, assignment or resale to others other than pursuant to a registered offering;

o such investor understood that the shares of common stock issued to the investor have not been registered under the Securities Act of 1933 or any state securities laws; and

o such investor acknowledged that it may not transfer the shares unless the shares are registered under Federal and applicable state securities laws or unless, in the opinion of counsel satisfactory to Aegis, an exemption from such laws is available.

We will arrange for the certificates representing such securities to be legended and subject to stop transfer restrictions. We did not engage in any form of general solicitation or general advertising in connection with these issuances.

ITEM  6.     EXHIBITS AND REPORTS ON FORM 8-K.


(a)      The following exhibits are attached to this Quarterly Report:

Exhibit
Number                        Description
------                        -----------

31 Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) On September 21, 2004, the Registrant filed a Current Report on Form 8-K specifying that effective September 16, 2004, David A. Smith, the company's Chief Financial Officer, was appointed to the company's Board of Directors; that H. Kenneth Edge resigned as a director and as the company's President; and that the company's Chief Operating Officer, Richard Reincke, was appointed as the company's new President.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AEGIS ASSESSMENTS, INC.

Date:     December 16, 2004       /s/  David Smith
                                  -------------------------------------------
                                  Chief Financial Officer
                                  (Principal Financial Officer and Authorized
                                  Officer)

                                  EXHIBIT INDEX

Exhibit Number                 Description
--------------                 -----------

31                             Certification pursuant to SEC Release No.
                               33-8238, as adopted pursuant to Section
                               302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002