Form 10QSB
period 2005-01-31
AEGIS ASSESSMENTS INC
filed 2005-03-22
CIK 1183075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2005

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

The number of shares of the issuer's common equity outstanding as of March 18, 2005 was approximately 25,386,891 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (Check one):
      Yes [ ]     No [X]

                           INDEX TO FORM 10-QSB FILING
                      FOR THE PERIOD ENDED JANUARY 31, 2005
                                TABLE OF CONTENTS

                                     PART I.
                              FINANCIAL INFORMATION

                                                                           Page
Item 1.  Financial Statements.............................................  1

              Balance Sheet  as of January 31, 2005.......................  1-2

              Statements of Operations
                    for the Three and Six Month Periods
                    Ended January 31, 2005 and January 31, 2004...........  3

              Statements  of Cash Flows
                    for the Three and Six month periods ended January 31,
                    2005 and January 31, 2004............................. 4-5

              Notes to the Condensed Financial  Statements................ 6-14

Item 2.  Management's Discussion and Analysis.............................  15

Item 3.  Controls  and  Procedures........................................  30

                                     PART II
                                OTHER INFORMATION

Item  1.  Legal Proceedings ..............................................  31
Item  2.  Changes in Securities ..........................................  32
Item  6.  Exhibits and Reports on Form 8-K................................  35

SIGNATURES

                          PART I- FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS



                             AEGIS ASSESSMENTS, INC.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                JANUARY 31, 2005
                                   (Unaudited)

                          ASSETS

Current Assets
     Cash                                             $    164,014
     Accounts Receivable                                    18,545
     Inventory                                             406,488
                                                      ------------
            TOTAL CURRENT ASSETS
                                                           589,047
Property and equipment, net of accumulated
     depreciation of $52,497                               236,334

U.S. Treasury Bonds - Restricted (see Note 4)            5,000,000

Other Assets                                                14,616
                                                      ------------
TOTAL ASSETS                                          $  5,839,997
                                                      ============

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                 $     72,307
     Accrued Payroll                                       112,567
     Deferred Revenue                                      350,000
     Notes Payable                                          55,714
                                                      ------------
            TOTAL CURRENT LIABILITIES                      590,588
                                                      ------------

                             AEGIS ASSESSMENTS, INC.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                JANUARY 31, 2005
                                   (Unaudited)

(CONTINUED)


Series A 8% convertible preferred stock
   $.001 par value; 200,000 shares
   authorized

Shareholders' equity:
   Preferred stock, $.001 par value,
   10,000,000 shares authorized for
   issuance in one or more series. Common
   stock $.001 par value; 100,000,000
   shares authorized; 26,450,003 shares
   issued and outstanding
   at January 31, 2005                                      26,451

   Additional paid-in capital                           19,882,153

   Stock subscription receivable - related party           (67,500)

   Stock subscription receivable                          (175,000)

   Deficit accumulated during the development stage    (14,416,695)
                                                      ------------
            TOTAL SHAREHOLDERS' EQUITY                   5,249,409
                                                      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $  5,839,997
                                                      ============




The accompanying notes are an integral part of the condensed financial statements

                             AEGIS ASSESSMENTS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                            For the period
                                             For the three   For the three    For the six     For the six         from
                                              months ended    months ended    months ended    months ended  January 16,2002
                                                January         January         January         January      (inception) to
                                                31,2005         31,2004         31,2005         31,2004     January 31,2005
                                              (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                              ------------    ------------    ------------   -------------    ------------
Revenue                                       $      6,000            --      $      6,000              --    $     18,545

Cost of equipment sold                               4,500                           4,500                           8,100

General and administrative expenses - other   $  3,350,751    $    434,843       3,893,651    $    829,583      14,139,275

Consulting fees - related party                                                                     53,588         287,065
                                              ----------------------------------------------------------------------------
Loss before provision for income taxes          (3,349,251)       (434,843)     (3,892,151)       (883,171)   $(14,415,895)

Provision for income taxes                            --                                                               800
                                              ----------------------------------------------------------------------------
NET LOSS                                      $ (3,349,251)   $   (434,843)   $ (3,892,151)   $   (883,171)   $(14,416,695)
                                              ============================================================================
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS
       PER COMMON SHARE - BASIC AND DILUTED   $      (0.14)   $      (0.03)   $      (0.19)   $      (0.07)   $      (1.08)
                                              ----------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES - BASIC
       AND DILUTED                              23,112,141      13,035,883      20,875,174      12,553,770      13,379,163
                                              ============================================================================


The accompanying notes are an integral part of the condensed financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                      For the period from
                                                    For the six       For the six       January 16,2002
                                                    months ended      months ended      (inception) to
                                                  January 31,2005   January 31,2004     January 31,2005
                                                    (Unaudited)       (Unaudited)         (Unaudited)
                                                  ---------------   ---------------   -------------------
Cash flows from operating activities:
      Net loss                                       $ (3,892,151)       $ (883,171)         $(14,416,695)

         Adjustments to reconcile net
            loss to net cash used in operating
            activities:

            Non-cash items included in the net
               loss:
            Depreciation                                   34,505             3,739                52,498
            Amortization and expenses related to
               stock and stock options                  2,824,565           364,927            11,053,125

            The intrinsic value of non-detachable
               conversion rights of the Series A 8%
               preferred stock                                                                      9,800

            Issuance of stock for payment of interest                         1,184                 3,266

      Increase in Assets
         Accounts Receivable                               (6,000)                                (18,545)
         Inventory                                       (210,088)                               (406,488)
         Increase in Other Assets                                            (9,250)              (14,616)

         Increase in Liabilities:
            Accrued payroll                                96,148           (43,163)              112,567
            Accounts payable                               18,993            (7,243)               72,307
            Accrued interest - officers                                      (1,906)
            Deferred Revenue                                                                      350,000
            Note Payable                                   53,381                                  55,714
                                                  ----------------- ----------------- --------------------
Net cash used in operating activities                  (1,080,647)         (574,883)           (3,147,067)



The accompanying notes are an integral part of the condensed financial statements

(CONTINUED)


                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                        For the period from
                                                    For the six       For the six         January 16,2002
                                                    months ended      months ended        (inception) to
                                                  January 31,2005   January 31,2004       January 31,2005
                                                    (Unaudited)       (Unaudited)           (Unaudited)
                                                  ---------------   ---------------      ----------------
Cash flows from operating activities:
Cash flows used in investing activities:

     Payments to acquire property
        and equipment                                  $  (30,475)        $ (46,473)          $  (288,831)

Net cash flows used in investing activities               (30,475)          (46,473)             (288,831)

Cash flows provided by financing activities:

     Proceeds from issuance of preferred stock                  -                                  90,100

     Proceeds from issuance of common
        stock - related party                                                                      22,500

     Proceeds from issuance of common stock               554,405           556,175             2,774,407

     Proceeds from exercise of warrants                   184,654           103,708               630,405

     Proceeds from exercise of options                     38,500                                  38,500

     Proceeds from issuance of debenture                        -                                  17,000

     Proceeds from notes payable and
         advances - related parties                                             583                17,000

     Stock subscription receivable                              -                                  10,000
                                                    -------------   ---------------       ----------------
Net cash provided financing activities                    777,559           660,466             3,599,912

Net increase in cash and cash equivalents                (333,563)           39,110               164,014

Cash and cash equivalents, beginning of period            497,577            32,932                     -

                                                    -------------   ---------------       ---------------
Cash and cash equivalents, end of period               $  164,014         $  72,042           $   164,014
                                                    =============   ===============       ===============



     Exercise of options applied against notes                            $  17,000           $    17,000
                                                                          =========       ===============
     Payment of accounts payable with stock                               $  12,025           $    12,025
                                                                          =========       ===============

     Conversion of preferred stock to common stock
                                                                          $  27,500           $    27,500
                                                                          =========       ===============
     Issuance of common stock for services                                                    $ 8,095,206
                                                                                          ===============
     Issuance of common stock for
           U.S. Treasury Bonds                         $5,000,000
                                                    -------------
     Issuance of common stock for note - related party                                        $    67,500
                                                                                          ===============

The accompanying notes are an integral part of the condensed financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)

                    Notes To Financial Statements (unaudited)

               For The Six And Three Months Ended January 31, 2005
                (Unaudited) and January 31, 2004 (Unaudited), For
                 The Period January 16, 2002 (inception) Through
                                January 31, 2005


This Quarterly Report on Form 10-QSB, including the Notes to the Condensed Financial Statements, contains forward-looking statements. The words "believe", "expect", "anticipate", "intends", "projects", and similar expressions identify forward-looking statements. Such statements may include, but are not limited to, projections regarding demand for the Company's products, the impact of the Company's development and manufacturing processes on its research and development costs, future research and development expenditures, and the Company's ability to obtain new financing as well as assumptions related to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

1. Basis of Presentation

The accompanying unaudited condensed financial statements include all adjustments management believes are necessary for a fair presentation of the Company's financial position at January 31, 2005 and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.


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


2. Summary of Significant Accounting Policies

New Accounting Pronouncements

In November 2004, the Financial Accounting Standard board issued FAS 151 -"Inventory Costs-an amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges in all cases. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of FAS 151 is not expected to have a material impact on the Company.

Development Stage Operations

Aegis Assessments, Inc. (a Development Stage Company) (the "Company") is a development stage company and has limited operating history with insignificant revenues. The Company was incorporated under the laws of the State of Delaware on January 16, 2002. As of July 31, 2004 the Company completed development of its core product, a specialized emergency response and communication systems for law enforcement agencies at all levels, the U.S. Department of Defense, and select commercial firms. The Company refers to this product as the "Aegis SafetyNet Radio Bridge or "Radio Bridge" system. The Company is now engaged in producing the systems and establishing sales distribution channels.

Initial Production and Sales Activity

In May 2004 the Company received its first purchase order for the Aegis SafetyNet Radio Bridge system and began production. The initial $2.4 million purchase order was accompanied by a progress payment of $350,000 against the first units. The progress payment was recorded as deferred revenue. The Company anticipates significant involvement in the distributor's resale activities and will not record revenue related to the units until they are sold to end-users.

An additional Radio Bridge was sold to the U.S. government for evaluation in June 2004. The sale was recorded and the receivable remains outstanding at January 31, 2005. Because the Company expects collection of this receivable, it does not believe an allowance for doubtful accounts is necessary at January 31, 2005.

Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. As of January 31, 2005, the Company has provided a 100% valuation allowance for the deferred tax asset, since management has not been able to determine that the realization of that asset is more likely than not.


Basic and Diluted Loss Per Share

The basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of January 31, 2005, the Company had 6,068,200 outstanding stock options, and warrants that can be converted into 634,142 shares of common stock. The options and warrants would have an anti-dilutive effect and, therefore, are not included in diluted loss per share.

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

Had compensation expense been determined based on the fair values at dates of grant for its stock options under the fair value approach, net loss and net loss per share would have been reported as indicated in the pro forma results below:

                                                            Three Months Ended                 Six Months Ended
                                                               January 31,                        January 31,
                                                           2005             2004             2005             2004
                                                       ------------     -----------      ------------      ----------
Net loss, as reported                                  $ (3,349,251)     $ (434,843)     $ (3,892,151)     $ (883,171)

Add:  Stock-based compensation expense
     included in reporting net loss

Deduct:  Stock based employee compensation
     expense determined under fair value based             (231,000)         (7,609)         (231,000)        (26,633)
     method
                                                       ------------      ----------      ------------ ---------------
Pro forma net loss                                     $ (3,580,251)     $ (442,452)     $ (4,123,151)     $ (909,804)

Net loss per share, as reported                               (0.14)          (0.03)            (0.19)          (0.07)

Net loss per share, pro forma                                 (0.15)          (0.03)            (0.20)          (0.07)

The fair value under FAS 123 for options  granted were  estimated at the date of
grant  using  a   Black-Scholes   option   pricing   model  with  the  following
weighted-average assumptions:



         Expected life (years)                    3
         Interest rate                         3.00%
         Volatility                               0%
         Dividend yield                           0


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

Derivative Swap Transaction

On November 23, 2004, the Company received $5,000,000 in U.S. Treasury bonds in a private placement of the Company's common stock. Subsequently, the Company entered into a derivative swap transaction in which the bonds, including the interest earned on the bonds during the 24-month period of the swap agreement, have been pledged as security. See Note 4 below. The accrued net obligation due under the agreement, if any, is periodically recorded as a liability. However, because accrued net amounts due the Company are not fully secured, a reserve for 100% of the net amount due the Company under the agreement in excess of the amount of the bonds has been established. As of January 31, 2005, the net amount due the Company, and the amount of the reserve, was $2,736,375.


3. Related Party Transactions

In September 2004, a member of the board of directors exercised his option to acquire 20,000 shares for $.30 per share.

On September 14, 2004, Ken Edge resigned as officer and director. Under terms of the Company's stock option plan, options held by employees expire if not exercised prior to termination of employment. Mr. Edge did not exercise his option and his 1.2 million options expired on September 14, 2004.

On November 29, 2004, the Company borrowed $80,000 from a shareholder pursuant to a promissory note, with an interest rate of 10%. As additional consideration for entering into the note, the Company issued the shareholder 30,000 restricted shares of its common stack.

On December 10, 2004, the Company issued options to acquire 2,310,000 common shares to a group including officers, directors, and employees. The option price is $1.20, the market price of the stock on the date of issue.

4. Stock Transactions

Common Stock

In July 2003, through a private placement the Company authorized 300,000 equity units, each of which consisted of one share of the Company's common stock, one warrant to acquire one share of the Company's common stock at $.50 per share, with an exercise period that expires six months after the purchase, and one warrant to acquire one share of the Company's common stock at $1.50 per share, with an exercise period that expires 18 months after purchase. As of January 31, 2005, a total of 254,667 of the units were sold for a total of $382,000, and 221,667 of the warrants were exercised for a total of $110,834. No units were sold and no warrants were exercised during the six months ended January 31, 2005.

In October 2003, through a private placement the Company authorized the sale of 2,000,000 equity units for $1.50 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased. No units were sold prior to October 31, 2003. As of January 31, 2005 the Company had sold 1,279,969 units for a total of $1,919,955, and 1,039,146 of the warrants were exercised for a total of $519,574. Of these amounts, 16,242 of the units were sold and 146,833 of the warrants were exercised during the three months ended January 31, 2005.

In November 2004, the Company authorized through a private placement the sale of 2,000,000 equity units for $1.00 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased. As of January 31, 2005, the Company has sold 251,150 units for a total of $251,150. No warrants have been exercised to date.

On November 23, 2004, the Company entered into a private placement of the Company's common stock. Under terms of the agreement the Company sold 5,000,000 shares of stock in exchange for $5,000,000 in U.S. Treasury Bonds. A security agreement covering the bonds was subsequently granted another party incidental to a separate transaction. (See paragraph below).

On November 23, 2004, the Company entered into an equity swap transaction with Cogent Capital Corporation (Cogent). Under terms of the agreement the Company paid Cogent $50,000 in cash, and agreed to pay an amount equal to the interest on $5 million, at LIBOR plus 1.25%, for the next 24 months. In addition, the Company agreed to pay Cogent an amount equal to the decrease in value of 4,000,000 shares of the Company's common stock below $1.00 per share, its fair market value at the date of the agreement. Cogent agreed to pay the Company an amount equal to the increase in value of 4,000,000 shares of the Company's common stock above $1.00 per share. The agreement is for 24 months, and the settlement between the Company and Cogent is to be paid in cash at the termination of the agreement. The Company's potential obligation under the swap transaction is secured with U.S. Treasury Bonds received in a private placement of the Company's stock (see paragraph above), including all interest earned on the bonds. The Company also received from Cogent a call option on 4,000,000 shares of Aegis' common stock. The option is callable only on November 23, 2006, for the market price on that date.

On December 22, 2004 the Company terminated the employment of its vice president. Under terms of the Company's stock option plan, options held by employees expire if not exercised prior to termination of employment. This employee did not exercise his option and his 1.25 million options expired on December 22, 2004.

In December 2004, 770,000 shares of the Company's restricted common shares were issued to a consultant in exchange for a $77,000 note due in 90 days and future services totaling $ 693,000, based on $1.00 per share, which was the fair value of the Company's common stock on the date of issuance.

In December 2004, the Company granted an option to acquire 500,000 shares of the Company's unrestricted common shares for $.10 a share to a consultant in exchange for future services totaling $825,000, based on $1.75 per share, which was the fair value of the Company's common stock on the date of issuance. The option was also exercised in December 2004 via a note for $50,000 payable 90 days from the date of issue.

In January 2005, the Company granted an option to acquire 480,000 shares of the Company's unrestricted common shares for $.10 a share to a consultant in exchange for future services totaling $744,000, based on $1.65 per share, which was the fair value of the Company's common stock on the date of issuance. The option was also exercised in January 2005 via a note for $48,000 payable 90 days from the date of issue.

In January 2005, the Company granted an option to acquire 115,000 shares of the Company's unrestricted common shares for $.13 a share to a consultant in exchange for future services totaling $169,050, based on $1.60 per share, which was the fair value of the Company's common stock on the date of issuance.

In January 2005, the Company granted an option to acquire 103,500 shares of the Company's unrestricted common shares for $.13 a share to a consultant in exchange for future services totaling $133,515, based on $1.42 per share, which was the fair value of the Company's common stock on the date of issuance.

In January 2005, a former consultant exercised his option to acquire 10,000 shares for $1.00 per share.

In January 2005, 260,000 shares of the Company's restricted common shares were issued to consultants in exchange for future services totaling $ 260,000, based on $1.00 per share, which was the fair value of the Company's common stock on the date of issuance.

5. Lease Agreements

In October 2003, the Company entered into a lease agreement for an industrial building. The lease had an initial term of eighteen months with an option to extend the lease for an additional six-month term thereafter. The monthly payment under the lease is $2,250. Upon execution of the lease the Company paid the first and last months lease payment and a security deposit of $7,000. The facility is used for product research and development. The Company arranged for an early termination of the lease and vacated the facility in February 2005.

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

During the quarter ended January 31, 2005, the Company financed its operations through private equity funding and negligible revenues. No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's securities and borrowing, or that the sale of the SafetyNet products will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company intends to vigorously prosecute its complaint and defend the cross-complaint. In the event of an unfavorable outcome of the defense against the cross-complaint, the award of damages to defendants could be material. The Company does not have director and officer insurance or some other form of insurance covering the period that gave rise to these events. The Company believes that the merits of its case are substantial and that the Company will prevail in the matter. If the Company prevails in the pending litigation, there is the potential of a contingent gain of an amount not to exceed $10,000

In May 2004, we entered into an exclusive distribution agreement with JAD Corporation of America to serve as our domestic distributor based on JAD's representations to us that it had sufficient resources, manpower and expertise to market the SafetyNet(TM) RadioBridge(TM) nationally. JAD's marketing efforts did not result in sales to end-users and we entered into discussions with JAD about reducing the size of the territory covered by the distribution agreement and amending other provisions of that agreement. On December 30, 2004 JAD notified the company that it intended to rescind the distribution agreement by filing a complaint against the company in Los Angeles County Superior Court, which included causes of action to terminate and rescind the distribution agreement, and for breach of contract. The principal of JAD, Joseph Dussich, also appeared as a plaintiff in a separate cause of action in the complaint to rescind and terminate his consulting agreement with the Company. There were also additional causes of action arising from the business relationship between the parties. The Company believes the case should be heard in Arizona and not California and has filed a motion to quash service of the complaint. We were also granted a protective order by the Los Angeles County Superior Court limiting discovery in the case to jurisdictional issues.

The company further reserves the right to assert that the notices of termination were not in compliance with the respective agreements between the parties and were a negotiation tool to induce a modification of the agreements favorable to JAD and Dussich. In the interim, to mitigate any adverse consequences that may result from a termination of our relationship with JAD, we have begun negotiating agreements with new dealers and potential distributors that we believe will result in increased sales of our products to our end-users.

7. Subsequent Events

In October 2003, through a private placement, the Company authorized the sale of 2,000,000 equity units for $1.50 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased. No units were sold prior to October 31, 2003. As of March 21, 2005 the Company had sold 1,279,969 units for a total of $1,919,955; and 1,039,146 of the warrants were exercised for a total of $519,574. Of these amounts, 16,242 of the units were sold and 146,833 of the warrants were exercised during the three months ended January 31, 2005.

In November 2004, the Company authorized through a private placement the sale of 2,000,000 equity units for $1.00 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased. As of March 21, 2005 the Company has sold 266,150 units for a total of $266,150. No warrants have been exercised to date.

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the period ended January 31, 2005, this "Management's Discussion and Analysis" should be read in conjunction with the Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

Forward Looking Statements

This portion of this Quarterly Report on Form 10-QSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to the Company's (i) expectation that the private placement and related transactions will facilitate its attempt to obtain a listing of its common stock on the American Stock Exchange; (ii) expectation that it will begin generating significant revenues from the sale of its products rather than equity or debt financings; (iii) plan to allocate any funds it receives to expanding production capabilities, establishing a distribution channel for products, hiring additional personnel for a sales ramp-up, and meeting requirements to secure acceptance for listing its stock on the American Stock Exchange; (iv) belief that its client awareness program will enhance its ability to generate revenues from the sale of its products; and (v) belief that as a result of developments with the Department of Homeland Security, it will be easier to sell RadioBridge units to state and municipal public safety agencies.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to (i) market acceptance of our products; (ii) establishment and expansion of our direct and indirect distribution channels;
(iii) attracting and retaining the endorsement of key opinion-leaders in the law enforcement, fire, rescue and other emergency response communities; (iv) the level of product technology and price competition for our products; (v) the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; (vi) potential delays in international and domestic orders; (vii) risks associated with rapid technological change and execution and implementation risks of new technology; (viii) new product introduction risks; (ix) ramping manufacturing production to meet demand; (x) future potential litigation resulting from alleged product related injuries;
(xi) potential fluctuations in quarterly operating results; (xii) financial and budgetary constraints of prospects and customers; (xiii) fluctuations in component pricing; (xiv) adoption of new or changes in accounting policies and practices, including pronouncements promulgated by standard setting bodies; (xv) changes in legislation and governmental regulation; and (xvi) publicity that may adversely impact our business and/or industry.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors", as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Executive Overview.

Through our SafetyNet(TM) line of products, we supply wireless security solutions to public safety agencies and commercial end users for homeland security and life safety applications. Our current product is the SafetyNet(TM) RadioBridge(TM), which allows most two-way radios to be interconnected regardless of the radio's frequency, modulation or encryption scheme. We have also modified and improved the technologies that comprised our Wireless Life Safety System (WLSS) and now anticipate marketing products using that technology under the name "SafetyNet(TM) Guardian(TM) System," which allows video transmissions and voice communications from the stairwells inside buildings for commercial safety applications.

RECENT TRENDS. The DHS has adopted new measures to expedite the flow of fund to equip, train and prepare first responders and local law enforcement to prevent incidents and to be ready should one occur. On December 3, 2004 the Department of Homeland Security (DHS) announced the recipients of $1.66 billion in grants to states and an additional $855 million in grants to urban areas to fund first responders and support state and local resources necessary to prevent, respond and recover from acts of terrorism and other disasters. The DHS also announced the implementation of a national strategy for homeland security that includes shared responsibility and accountability in equipping first responders with the resources they need to protect American citizens. The DHS cited the continuing maturation of its grants programs, streamlined distribution process and greater accountability measures as evidence that equipment necessary for first responders to mitigate acts of terrorism will be funded by the DHS. The DHS also announced that state and local jurisdictions can expect even more support in the coming months from the DHS. We believe these trends will make it easier for our public safety customers to purchase our products.

According to recent announcements by the DHS, state and local governments may now have up to 120 days to draw down funds in advance of purchase and investments, as compared to the three to five days allowed previously, so that even small localities have the buying power to purchase expensive or backordered equipment. The DHS also has hosted training seminars and coordination calls with states and urban areas to ensure that they are coordinating to prevent delays in the funding flow.

Recent Developments

In May 2004, we entered into an exclusive distribution agreement with JAD Corporation of America to serve as our domestic distributor based on JAD's representations to us that it had sufficient resources, manpower and expertise to market the SafetyNet RadioBridge nationally. JAD's marketing efforts did not result in sales to end-users and we entered into discussions with JAD about reducing the size of the territory covered by the distribution agreement and amending other provisions of that agreement. On December 30, 2004, JAD notified us that it intended to rescind the distribution agreement by filing a complaint against the Company in Los Angeles County Superior Court, which included causes of action to terminate and rescind the distribution agreement, and for breach of contract. JAD's principal, Joseph Dussich, also appeared as a plaintiff in a separate cause of action in the complaint to rescind and terminate his consulting agreement with the Company. There were also additional causes of action arising from the business relationship between the parties. We believe the case should be heard in Arizona and not California and have filed a motion to quash service of the complaint. We were also granted a protective order by the Los Angeles County Superior Court limiting discovery in the case to jurisdictional issues.

We further reserved the right to assert that the notices of termination were not in compliance with the respective agreements between the parties and were a negotiation tool to induce a modification of the agreements favorable to JAD and Dussich.

In July 2004 we began a production run of the first one hundred RadioBridge units at a third-party assembly facility located in Marysville, California. We are now shifting our RadioBridge(TM) production from Marysville, California to a larger manufacturer, CirTran Corporation, with manufacturing facilities in West Valley, Utah, in the greater Salt Lake City area. CirTran is a full-service electronics contract manufacturer and has an International Organization for Standardization or "ISO", 9002 registration. CirTran builds printed circuit board assemblies, cables, and plastic injection molding systems and has a 40,000 square foot facility capable of mass-production of our products with a high level of quality control and material management.

Sales and Marketing Progress

To mitigate any adverse consequences that may result from a termination of our relationship with JAD, we have begun negotiating agreements with new dealers and potential distributors that we believe will result in increased sales of our products to our end-users. Additionally, we are currently in negotiations for a distribution agreement in the State of Arizona with an established radio products dealer with offices throughout the state. We believe establishing a dealer network is important to provide our end-users with customer support and to allow us to access existing distribution channels for commercial applications of the RadioBridge.

We recently sold our RadioBridge to and entered into distribution agreements with the following parties:

o WinTec Arrowmaker, Inc., located in Tampa, Florida for use by the United States Special Operations Command, or "USSOCOM." WinTec Arrowmaker provides a full range of services to USSOCOM and supports an assortment of Department of Defense organizations;

o    St. Augustine, Florida Fire Department;

o Office for Domestic Preparedness, the principal component of the DHS responsible for preparing the United States for acts of terrorism, for further testing and evaluation; and


o Fortis Networks, Inc., for Central America, which included an initial order for one RadioBridge. Fortis began its marketing activities in Panama and has demonstrated the RadioBridge to the Panamanian National Police.

We are currently working with the United States Department of Commerce to obtain the appropriate authorizations to export our products to Mexico and Central America.

We have also made the following marketing efforts:

o On January 20, 2005, we demonstrated the RadioBridge to first responders at the Benicia Refinery at the Valero Refining Company;

o On February 10, 2005, we demonstrated the RadioBridge to the San Manuel Indian Fire Department and the California Tribal National Emergency Management Council; a representative of the Federal Emergency Management Agency was also present;

o On February 15, 2005, we demonstrated the RadioBridge to a regional co-operative in the greater Chicago area consisting of the Darien Police Department, Village of Burr Ridge Police Department, and Illinois Tri-State Fire Protection District; and

o We are currently negotiating with major channel partners in Virginia and Arizona to establish a national distribution network for the RadioBridge in the United States to replace JAD.

Results of Operations

We have incurred losses since our inception in 2002 and have relied on the sale of our equity securities and on loans from our officers to fund our operations. Until very recently, we did not generate any revenues from operations. However, we have begun filling purchase orders for our Radio Bridge product and we are recording revenues.

Revenues for the three month period ended January 31, 2005 were $6,000 compared to no revenues in the comparable period in 2004. This increase in revenue is due to the sale of a RadioBridge during the period.

Our general and administrative expenses other than for related parties for the three month period ended January 31, 2005 were $3,350,751, as compared to $434,843 for the comparable period during the prior year. Our operating expenses have increased as a result of the costs of developing our products, hiring additional employees and contracting with outside consultants, who are usually compensated with equity. Now that we have a finished product ready for delivery to end-users, our marketing activities have increased significantly, and we are incurring increased marketing costs, including costs associated with demonstrating our products to public safety agencies and government officials, major law enforcement officials, fire department officials, federal agencies, the United States Army, and potential commercial channel partners, including distributors, dealers and independent sales representatives. We have also incurred increased costs associated with the design, preparation, and printing of marketing and product informational material, courier costs and mailing costs. Moreover, we continue to incur legal and accounting expenses and other expenses incidental to our reporting obligations as a public company and to the increase in our requirements for transactional legal and accounting services.

We did not have any consulting cost - related party expense for the three month period ended January 31, 2005, nor did we incur any such costs for the three-month period ended January 31, 2005.

Our loss before provision for income taxes was $(3,349,251) for the three month period ended January 31, 2005, as compared to a loss of $(434,843) for the same period for the prior year. Our net loss for the three month period ended January 31, 2005 after provision for income taxes was $(3,349,251), as compared to a loss of $(434,843) for the comparable period for the prior year. The increase was the result of an increase in the number of employees and consultants, as well as increased office and operating expenses.

Liquidity and Capital Resources

At January 31, 2005, we had $164,014 in cash, as compared with $72,042 in cash during the equivalent period ended January 31, 2004. The increase is due to the sale of our equity in private placement transactions and revenues from the sale of our products.

On November 23, 2004, we entered into a private placement of our common stock. Under terms of the agreement we sold 5,000,000 shares of stock in exchange for $5,000,000 in U.S. Treasury Bonds.

On November 23, 2004, we entered into an equity swap transaction with Cogent Capital Corporation (Cogent). Under terms of the agreement we paid Cogent $50,000 in cash, and agreed to pay an amount equal to the interest on $5,000,000, at LIBOR plus 1.25%, for the next 24 months. In addition, the Company agreed to pay Cogent an amount equal to the decrease in value of four million shares of our common stock below $1.25 per share, its fair market value at the date of the agreement. Cogent agreed to pay us an amount equal to the increase in value of 4,000,000 shares of our common stock above $1.25 per share. The agreement is for 24 months, and the settlement between the Company and Cogent is to be paid in cash at the termination of the agreement. The Company also received from Cogent a call option on four million shares of Aegis' common stock. The option is callable on November 23, 2006, for the market price on that date.

We have the ability to borrow against the Treasury Bonds from lenders that agree to take a subordinate position to Cogent, which currently has a first position security interest on the Bonds. In November 2004, we borrowed $80,000 from one of our existing shareholders using the Bonds as collateral.

At January 31, 2005 we had accrued payroll liability of $112,567, as compared with $210,608 at January 31, 2004. The decrease is attributed to paying down amounts due employees from prior periods. Accounts payable, deferred revenue and notes payable totaled $478,021 at January 31, 2005, as compared to $41,731 in accounts payable at January 31, 2004. This increase was due to increased costs of operations and the deferred revenue arising from transactions with JAD Corporation of America.

We held property and equipment at January 31, 2005, which was valued, net of depreciation of $52,497, at $236,334, as compared with property valued, net of depreciation of $6,087, at $66,978 at January 31, 2004. The increase is attributed to the acquisition of components for our demonstration and production products and product models, as well as the acquisition of computer equipment, office equipment, and other assets necessary and incidental to our operations. Our total assets at January 31, 2005 were $5,839,997, as compared with $148,270 at January 31, 2004.

We believe we have sufficient funds currently available to satisfy our cash requirements for the next six months. Our goal is to raise an additional $3,000,000 in equity financing during the next six months, to be allocated to expanding our production capabilities, establishing a distribution channel for our products and hiring additional personnel for our sales ramp-up. We also anticipate revenues from the sale of Radio Bridges during the next 12 months; however, because sales are dependent on establishing a dealer network and customer support infrastructure to support such sales, it is difficult to project a specific sales timeline.

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

Until recently, we have had no significant operations or revenues with which to generate profits or sustain our projected operations. We have a very limited current operating history on which investors can evaluate our potential for future success. Our ability to generate revenue is uncertain and we may never achieve profitability. Potential investors should evaluate our company in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control. These risks include:

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

To date, we have relied almost exclusively on outside financing to obtain the funding necessary to operate the business. Based upon our current cash reserves and forecasted operations, we may need to obtain additional outside funding in the future in order to further satisfy our cash requirements. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. We cannot predict the timing or amount of our capital requirements at this time. If we fail to arrange for sufficient capital on a timely basis in the future, we may be required to reduce the scope of our business activities until we can obtain adequate financing. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

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

Our business and results of operations will be materially and adversely affected if a substantial number of law enforcement, fire, rescue, other emergency response and public safety agencies, as well as commercial end users for homeland security and life safety applications, do not purchase our SafetyNet(TM) products. In addition, we may not be able to expand sales of our products into other markets if our products are not widely accepted by these agencies or markets. This also would have an adverse affect on our business and results of operations.

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

Our distribution strategy is to pursue sales through multiple channels with an emphasis on independent distributors, dealers, and sales representatives. We are in litigation with JAD Corporation of America, our original distributor, and both we and JAD clearly wish to terminate that relationship. Although we are now negotiating agreements with new potential dealers and distributors, and have entered into a distribution agreement for Central America, the distributors' inability to successfully sell our products or our inability to retain other distributors, dealers, and sales representatives who can successfully sell our products would adversely affect our sales. In addition, if we do not competitively price our products, meet the requirements of our current distributor or end-users, provide adequate marketing support, or comply with the terms of our distribution arrangement, a distributor may fail to aggressively market our products or may terminate its relationship with us. These developments would likely have a material adverse effect on our sales. Our reliance on others to sell our products also makes it more difficult to predict our revenues, cash flow and operating results.

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

As disclosed in our prior filings we intend to change our fiscal year from July 31 to June 30. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-KSB for the fiscal year ending June 30, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

In order to achieve compliance with Section 404 of the Act within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting,
(ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We can provide no assurance as to our, or our independent auditors', conclusions at the prescribed periods with respect to the effectiveness of our internal control over financial reporting under Section 404 of the Act. There is a risk that neither we nor our independent auditors will be able to conclude at the prescribed period that our internal controls over financial reporting are effective as required by Section 404 of the Act.

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

     In May 2004, we entered into an exclusive distribution agreement with JAD Corporation of America to serve as our domestic distributor based on JAD's representations to us that it had sufficient resources, manpower and expertise to market the RadioBridge(TM) product nationally. JAD's marketing efforts did not result in sales to end-users and we entered into discussions with JAD about reducing the size of the territory covered by the distribution agreement and amending other provisions of that agreement. On December 30, 2004, JAD notified us that it intended to rescind the distribution agreement by filing a complaint against us in Los Angeles County Superior Court, which included causes of action to terminate and rescind the distribution agreement, and for breach of contract. JAD's principal, Joseph Dussich, also appeared as a plaintiff in a separate cause of action in the complaint to rescind and terminate his consulting agreement with the Company. There were also additional causes of action arising from the business relationship between the parties. The company believes the case should be heard in Arizona and not California. We have filed a motion to quash service of the complaint. We were also granted a protective order by the Los Angeles County Superior Court limiting discovery in the case to jurisdictional issues.

We further reserved the right to assert that the notices of termination were not in compliance with the respective agreements between the parties and were a negotiation tool to induce a modification of the agreements favorable to JAD and Dussich.

The litigation against Eric Peacock and Vernon Briggs III, and their cross-complaint in Orange County Superior Court has been stayed pending the retirement from the military of our co-founder and former director, Master Sergeant Joseph King; and a trial date has been set for February 2006. We plan to vigorously pursue our claims against the defendants when the stay is lifted.

Other than as described above and in our previously filed Quarterly Reports and Annual Reports, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. Other than as described above and in our previously filed Annual Report, there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM  2.    CHANGES IN SECURITIES.

We are continuing to raise funds for operations through a private placement of our equity securities. Proceeds from the issuance of 267,392 shares of common stock during the three month period ended January 31, 2005 totaled $275,514.26, with an additional $73,416.50 in proceeds raised from the exercise of 146,833 warrants.

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

On November 23, 2004, we entered into common stock subscription agreements with four accredited investors: Potente Capital, Inc., Ellenallhatatlan, Inc., Nieodparty Inc., and Krachtig Inc., each of which is a Delaware corporation. Pursuant to these subscription agreements, each accredited investor acquired 1,250,000 shares of Aegis' common stock in an unregistered private placement. In exchange, Aegis received payment in a United States Treasury Note and stripped interest security ("Bonds") with an aggregate value of $5,000,000. This private placement is the first in a series of related concurrent transactions that are intended to facilitate Aegis' attempt to obtain a listing for its common stock on the American Stock Exchange.

These related and concurrent transactions are among and between Aegis, the investors, Cogent Capital Corp., the party that facilitated the private placement and Investors Bank & Trust Company, which is serving as escrow agent in the transactions pursuant to an Escrow Agreement which the parties entered into in connection with the arrangements specified herein. The Escrow Agreement provides that Investors Bank & Trust acted as the escrow agent in the private placement transaction, and further provides that the Bonds, the private placement stock and the cash premium of $50,000 were to be deposited with the escrow agent at the closing. Additionally, the agreement specified that the Bonds will be held in an account at Investors Bank & Trust after the closing.

Concurrently with the execution and acceptance of the subscription agreements by Aegis, the Registrant purchased from Cogent a call option for $1, which entitles Aegis to repurchase 80% of the shares of common stock it sold in the private placement at the then current market price. The option expires in two years and may only be exercised on the expiration date.

Also concurrent with the private placement, Aegis entered into an equity swap arrangement with Cogent that entitles Aegis to receive or obligates Aegis to pay the price return on 80% of the shares issued in the private placement based upon a base price of $1.00 per share in two years, or sooner if the shares are registered for sale under the Securities Act of 1933. Aegis paid a premium of $50,000 to enter into this contract and secured the transaction by placing the $5 million of Bonds in a collateral account. These securities are restricted from being used during the contract period but may be borrowed against, as specified below.

The Bonds will serve as collateral in this equity swap transaction with Cogent Capital Corp. These Bonds will remain in this collateral account for two years and can be used with a call option that Aegis may exercise. At the end of this two year period, assuming Aegis' stock price has not declined below the value as of the date the transaction closed, the Bonds would be released from the collateral account and made available to Aegis for working capital purposes. In the interim, while the Bonds reside in the collateral account, Aegis may borrow against the value of the bonds from a party that is willing to take a subordinate position to Cogent Capital Corp. In order to facilitate and memorialize these transactions, Aegis and Cogent also entered into the standard form International Swaps and Derivative Association, Inc. ("ISDA") ISDA 2002 Master Agreement & Schedule and ISDA 1994 Credit Support Annex.

The equity swap agreement also provides that Aegis and Cogent Capital will exchange certain defined cash flows. Under terms of the agreement, Aegis will periodically pay Cogent interest on the value of Aegis' Bond account (the interest rate will be LIBOR + 1.25%) and an amount equal to the decrease in Aegis' stock price over the price at closing times 80% of the number of shares included in the private placement specified above. Similarly, Cogent agreed to pay Aegis, periodically, an amount equal to the increase in Aegis' stock price over the price at closing times 80% of the number of shares included in the private placement specified above. Both parties agreed that any required payment resulting from the increase or decrease of Aegis' stock price as of a measurement date will be made in the form of Bonds similar to those already in Aegis' account with Investors Bank & Trust.

Aegis's Bond account will be subject to a security agreement executed in favor of Cogent. However, Cogent agrees and understands that Aegis will hold title to the bonds at all times. Aegis may, and in fact intends to, secure borrowing against the bond account, provided such borrowing is subordinate to Cogent's security interest. This agreement will commence at the date of closing and will continue for a period of 24 months, at which point Cogent's security interest in Aegis' bond account will expire.

The common stock was offered and sold in a private placement,  pursuant to the

o provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. The common stock was offered and sold to purchasers whom the company or its authorized agents believe are "accredited investors," as that term is defined in Rule 501 of Regulation D in reliance upon an exemption from the registration requirements of the Securities Act in a transaction not involving any public offering. Each of the investors represented to Aegis that:
o        such investor is an "accredited investor";
o the shares of common stock were purchased by such investor for its own account, for investment and without any view to the distribution, assignment or resale to others other than pursuant to a registered offering;
o such investor understood that the shares of common stock issued to the investor have not been registered under the Securities Act of 1933 or any state securities laws; and
o such investor acknowledged that it may not transfer the shares unless the shares are registered under Federal and applicable state securities laws or unless, in the opinion of counsel satisfactory to Aegis, an exemption from such laws is available.

Aegis will arrange for the certificates representing such securities to be legended and subject to stop transfer restrictions. Aegis did not engage in any form of general solicitation or general advertising in connection with these issuances.

ITEM  6.     EXHIBITS AND REPORTS ON FORM 8-K.


(a) The following exhibits are attached to this Quarterly Report:

Exhibit
Number            Description
-------           -----------
10.1              ISDA Credit Support Annex

10.2              ISDA 2002 Master Agreement

10.3              ISDA Schedule to 2002 Master Agreement

10.4              Equity Option Transaction

10.5              Equity Swap Transaction

31 Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002

(b) The company filed two Current Reports on Form 8-K during the period ended January 31, 2005. On November 1, 2004, the company filed a report announcing the change in its fiscal year from year-end July 31 to year-end June
30. On November 30, 2004, the company filed a current report announcing the sale of unregistered equity securitites and entry into common stock subscription agreements with four accredited investors.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AEGIS ASSESSMENTS, INC.

Date:     March 18, 2005                 /s/  David Smith
                                         -------------------------------------
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Authorized Officer)

EXHIBIT INDEX



Exhibit Number              Description
--------------              -----------
10.1                        ISDA Credit Support Annex

10.2                        ISDA 2002 Master Agreement

10.3                        ISDA Schedule to 2002 Master Agreement

10.4                        Equity Option Transaction

10.5                        Equity Swap Transaction

31 Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section
                            302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                            906 of the Sarbanes-Oxley Act of 2002