Form 10QSB
period 2005-04-30
AEGIS ASSESSMENTS INC
filed 2005-06-14
CIK 1183075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2005

                                  -------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEEXCHANGE ACT For the transition period from __________ to _____________


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

                                 Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS


The number of shares of the issuer's common equity outstanding as of June 9, 2005 was approximately 27,313,191 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (Check one):

                                 Yes [ ] No [X]

                           INDEX TO FORM 10-QSB FILING
                       FOR THE PERIOD ENDED APRIL 30, 2005
                                TABLE OF CONTENTS

                                     PART I.
                              FINANCIAL INFORMATION


                                                                           PAGE

Item 1.  Financial Statements................................................ 2

          Balance Sheet as of April 30, 2005................................. 2

          Statements of Operations for the Three-month and
             Nine-month Periods Ended April 30, 2005 and April 30, 2004...... 3

          Statements of Cash Flows for the Nine-month Periods Ended
             April 30, 2005 and April 30, 2004..............................4-5

          Notes to the Financial Statements.................................. 6

Item 2.  Management's Discussion and Analysis................................16

Item 3.  Controls and Procedures.............................................22

                                     Part II
                                Other Information


Item  1.  Legal Proceedings..................................................23
Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds........23
Item  6.  Exhibits...........................................................24


SIGNATURES ..................................................................25

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.


                             AEGIS ASSESSMENTS, INC.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                 April 30, 2005
                                   (Unaudited)

                          Assets

Current Assets
     Cash                                                          $     40,299
     Accounts Receivable                                                 49,269
     Inventory                                                          404,488
                                                                   ------------
           Total Current Assets                                         494,056

Property and equipment, net of accumulated
     depreciation of $70,774                                            221,906
U.S. Treasury Bonds - Restricted (see Note 4)                         5,000,000
Other Assets                                                             14,616
                                                                   ------------
Total Assets                                                       $  5,730,578
                                                                   ============

           Liabilities and Shareholders' Equity

Current Liabilities
     Accounts Payable                                              $    101,926
     Accrued Payroll                                                    159,832
     Deferred Revenue                                                   350,000
                                                                   ------------
           Total Current Liabilities                                    611,758
                                                                   ------------
Series A 8% convertible preferred stock $.001 par value; 200,000 shares authorized

Shareholders' equity:
     Preferred stock, $.001 par value, 10,000,000 shares
     authorized for issuance in one or more series
     Common stock, $.001 par value; 100,000,000 shares
     authorized; 28,999,443 shares issued and outstanding
     at April 30, 2005                                                   29,001
     Additional paid-in capital                                      21,782,872
     Stock subscription receivable - related party                      (67,500)
     Stock subscription receivable                                     (205,000)
     Deficit accumulated during the development stage               (16,420,553)
                                                                   ------------
           Total shareholders' equity                                 5,118,820
                                                                   ------------
Total liabilities and shareholders' equity                         $  5,730,578
                                                                   ============



The accompanying notes are an integral part of the condensed financial statements

                             AEGIS ASSESSMENTS, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                          For the period from
                                               For the three   For the three   For the nine  For the nine  January 16,2002
                                                months ended    months ended   months ended  months ended  (inception) to
                                               April 30,2005   April 30,2004  April 30,2005 April 30,2004   April 30,2005
                                                (Unaudited)     (Unaudited)    (Unaudited)   (Unaudited)     (Unaudited)
                                               -------------   -------------  ------------  ------------    ------------
Revenue                                        $     52,447            --     $     58,447                        70,992
                                                                                                                       -
Cost of equipment sold                               27,000                         31,500                        35,100
General and administrative expenses - other    $  2,572,205    $  7,212,665      5,922,956  $  8,042,248      16,168,580
Consulting fees - related party                                                                   53,588         287,065
                                               -------------------------------------------------------------------------
      Loss before provision for income taxes     (2,546,758)     (7,212,665)    (5,896,009)   (8,095,836)   $(16,419,753)
Provision for income taxes                             --                                                            800

                                               -------------------------------------------------------------------------
Net loss                                       $ (2,546,758)   $ (7,212,665)  $ (5,896,009) $ (8,095,836)   $(16,420,553)
                                               =========================================================================

Net loss available to common shareholders
      per common share - basic and diluted     $      (0.09)   $      (0.49)   $     (0.26)   $    (0.61)   $      (1.07)

Weighted average common shares - basic         -------------------------------------------------------------------------
     and diluted                                 27,447,574      14,759,026     23,017,825    13,278,124      14,421,702
                                               =========================================================================


The accompanying notes are an integral part of the condensed financial statements

                             AEGIS ASSESSMENTS, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                     For the period from
                                                       For the nine     For the nine    January 16,2002
                                                       months ended     months ended    (inception) to
                                                       April 30,2005    April 30,2004    April 30,2005
                                                       (Unaudited)      (Unaudited)      (Unaudited)
                                                      --------------   -------------   ----------------
Cash flows from operating activities:

     Net loss                                          $ (5,896,009)   $ (8,095,836)   $(16,420,553)

        Adjustments to reconcile net
           loss to net cash used in operating
           activities:

           Non-cash items included in the net
              loss:
           Depreciation                                      52,782           8,031          70,775
           Amortization and expenses related to
              stock and stock options                     4,349,565       7,131,469      12,578,125

           The intrinsic value of non-detachable
              conversion rights of the Series A 8%
              preferred stock                                                                 9,800
           Issuance of stock for payment of interest                          1,184           3,266

     Increase in Assets
        Accounts Receivable                                 (36,724)         (1,896)        (49,269)
        Inventory                                          (208,088)           --          (404,488)
        Increase in Other Assets                               --           (14,616)        (14,616)

        Increase in Liabilities:
           Accrued payroll                                  143,413        (107,993)        159,832
           Accounts payable                                  48,612           2,022         101,926
           Accrued interest - officers                                       (1,906)
           Deferred Revenue                                                                 350,000
           Other Payable                                     (2,333)          2,358
                                               ----------------------------------------------------
Net cash used in operating activities                    (1,548,782)     (1,077,183)     (3,615,202)






The accompanying notes are an integral part of the condensed financial statements

                             AEGIS ASSESSMENTS, INC.
                          (A Development Stage Company)

                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)



                                                                                                      For the period from
                                                                  For the nine        For the nine      January 16,2002
                                                                   months ended       months ended       (inception) to
                                                                   April 30,2005      April 30,2004      April 30,2005
                                                                    (Unaudited)        (Unaudited)        (Unaudited)
                                                                 ---------------     --------------  ---------------------
Cash flows used in investing activities:
     Payments to acquire property                                   $    (34,324)       $ (130,226)        $  (292,680)
        and equipment

Net cash flows used in investing activities                              (34,324)         (130,226)           (292,680)

Cash flows provided by financing activities:

     Proceeds from issuance of preferred stock                                --                                90,100
     Proceeds from issuance of common
        stock - related party                                                                                   22,500
     Proceeds from issuance of common stock                              704,030         1,104,293           2,924,032
     Proceeds from exercise of warrants                                  184,654           283,498             630,405
     Proceeds from exercise of options                                   237,144                               237,144
     Proceeds from issuance of debenture                                      --                                17,000
     Proceeds from notes payable and
        advances - related parties                                                             583              17,000
     Stock subscription receivable                                            --                                10,000
                                                              --------------------------------------------------------
Net cash provided financing activities                                 1,125,828         1,388,374           3,948,181

Net increase in cash and cash equivalents                               (457,278)          180,965              40,299

Cash and cash equivalents, beginning of                                  497,577            32,932                   -
     period

                                                              --------------------------------------------------------
Cash and cash equivalents, end of period                            $     40,299        $  213,897         $    40,299
                                                              ========================================================

     Exercise of options applied against notes                                          $   17,000         $    17,000
                                                                                        ==========         ===========
     Payment of accounts payable with stock                                             $   12,025         $    12,025
                                                                                        ==========         ===========
     Conversion of preferred stock to common stock                                      $   27,500         $    27,500
                                                                                        ==========         ===========
     Issuance of common stock for services                                                                 $ 8,095,206
                                                                                                           ===========
     Issuance of common stock for U.S. Treasury Bonds               $  5,000,000
                                                              ===================                          ===========
     Issuance of common stock for note - related party                                                     $    67,500
                                                                                                           ===========

The accompanying notes are an integral part of the condensed financial statements

                             AEGIS ASSESSMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

       For The Nine And Three Months Ended April 30, 2005 (Unaudited) and
           April 30, 2004 (Unaudited), For The Period January 16, 2002
                       (inception) Through April 30, 2005

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


1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements include all adjustments management believes are necessary for a fair presentation of the Company's financial position at April 30, 2005 and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

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

                             AEGIS ASSESSMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS



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

A Radio Bridge was sold to the U.S. government for evaluation in June 2004. The sale was recorded and the receivable remains outstanding at April 30, 2005. Because the Company expects collection of this receivable, it does not believe an allowance for doubtful accounts is necessary at April 30, 2005.


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

                             AEGIS ASSESSMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




INCOME TAXES

 The Company accounts for income taxes under the asset and liability method, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. As of April 30, 2005, the Company has provided a 100% valuation allowance for the deferred tax asset, since management has not been able to determine that the realization of that asset is more likely than not.


BASIC AND DILUTED LOSS PER SHARE

The basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of April 30, 2005, the Company had 5,926,760 outstanding stock options, and warrants that can be converted into 14,992 shares of common stock. The options and warrants would have an anti-dilutive effect and, therefore, are not included in diluted loss per share.

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

Office equipment                    3 years
Shop equipment                      5 years
Office furniture                    7 years
Product Demonstration Equipment     5 years

                             AEGIS ASSESSMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




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

Had compensation expense been determined based on the fair values at dates of grant for its stock options under the fair value approach, net loss and net loss per share would have been reported as indicated in the pro forma results below:



                                                                Three Months Ended                      Nine Months Ended
                                                                      April 30,                             April 30,
                                                                2005               2004             2005               2004
                                                          ------------------------------------   ------------------------------
Net loss, as reported                                         $ (2,546,758)     $  (7,212,665)    $ (5,896,009)   $ (8,095,836)

Add:  Stock-based compensation expense
    included in reporting net loss

Deduct:  Stock based employee compensation
    expense determined under fair value based                      (12,500)        (4,581,500)        (356,000)     (4,581,500)
    method
                                                          ------------------------------------   ------------------------------
Pro forma net loss                                            $ (2,559,258)     $ (11,794,165)    $ (6,252,009)   $(12,677,336)

Net loss per share, as reported                                      (0.09)             (0.49)           (0.26)          (0.61)

Net loss per share, pro forma                                        (0.09)             (0.80)           (0.27)          (0.96)



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



DERIVATIVE SWAP TRANSACTION



On November 23, 2004 the Company received $5,000,000 in U.S. Treasury bonds in a private placement of the Company's common stock. Subsequently, the Company entered into a derivative swap transaction in which the bonds, including the interest earned on the bonds during the 24 month period of the swap agreement, have been pledged as security. See Note 4 below. The accrued net obligation due under the agreement, if any, is periodically recorded as a liability. However, because accrued net amounts due the Company are not fully secured, a reserve for 100% of the net amount due the Company under the agreement in excess of the amount of the bonds has been established. As of April 30, 2005 the net amount due the Company, and the amount of the reserve, was $198,266.


3. RELATED PARTY TRANSACTIONS

In September 2004 a member of the board of directors exercised his option to acquire 20,000 shares for $.30 per share.

                             AEGIS ASSESSMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS



On September 14, 2004 Ken Edge resigned as officer and director. Under terms of the Company's stock option plan, options held by employees expire if not exercised prior to termination of employment. Mr. Edge did not exercise his option and his 1.2 million options expired on September 14, 2004.

On December 10, 2004 the Company issued options to acquire 2,310,000 common shares to a group including officers, directors, and employees. The option price is $1.20, the market price of the stock on the date of issue.

On March 1, 2005 two officers exercised options to acquire 341,440 shares for $.10 per share. The options were exercised in exchange for $34,144 in accrued salary owed the officers.



4. STOCK TRANSACTIONS

COMMON STOCK

In July 2003, through a private placement the Company authorized 300,000 equity units, each of which consisted of one share of the Company's common stock, one warrant to acquire one share of the Company's common stock at $.50 per share, with an exercise period that expires six months after the purchase, and one warrant to acquire one share of the Company's common stock at $1.50 per share, with an exercise period that expires 18 months after purchase. As of January 31, 2005 a total of 254,667 of the units were sold for a total of $$382,000, and 221,667 of the warrants were exercised for a total of $110,834. No units were sold and no warrants were exercised during the nine months ended April 30, 2005.

In October 2003, through a private placement the Company authorized the sale of 2,000,000 equity units for $1.50 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased. No units were sold prior to October 31, 2003. As of April 30, 2005 the Company had sold 1,279,969 units for a total of $1,919,955, and 1,054,146 of the warrants were exercised for a total of $527,074. Of these amounts, 15,000 of the warrants were exercised during the three months ended April 30, 2005.

  In November 2004, the Company authorized through a private placement the sale of 2,000,000 equity units for $1.00 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased. As of April 30, 2005 the Company has sold 432,400 units for a total of $377,400, and 31,750 of the warrants were exercised for a total of $15,875. Of these amounts, 181,250 of the units were sold and 31,750 of the warrants were exercised during the three months ended April 30, 2005.


On November 23, 2004 the Company entered into a private placement of the Company's common stock. Under terms of the agreement the Company sold five million shares of stock in exchange for $5 million in U.S. Treasury Bonds. A security agreement covering the bonds was subsequently granted another party incidental to a separate transaction. (See paragraph below).

                             AEGIS ASSESSMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS



On November 23, 2004 the Company entered into an equity swap transaction with Cogent Capital Corporation (Cogent). Under terms of the agreement the Company paid Cogent $50,000 in cash, and agreed to pay an amount equal to the interest on $5 million, at LIBOR plus 1.25%, for the next 24 months. In addition, the Company agreed to pay Cogent an amount equal to the decrease in value of four million shares of Aegis' common stock below $1.00 per share, its fair market value at the date of the agreement. Cogent agreed to pay the Company an amount equal to the increase in value of four million shares of Aegis' common stock above $1.00 per share. The agreement is for 24 months, and the settlement between the Company and Cogent is to be paid in cash at the termination of the agreement. The Company's potential obligation under the swap transaction is secured with U.S. Treasury Bonds received in a private placement of the Company's stock (see paragraph above), including all interest earned on the bonds. The Company also received from Cogent a call option on four million shares of Aegis' common stock. The option is callable only on November 23, 2006, for the market price on that date.

On December 22, 2004 the Company terminated Mauro Scigliano's employment. Under terms of the Company's stock option plan, options held by employees expire if not exercised prior to termination of employment. Mr. Scigiano did not exercise his option and his 1.25 million options expired on December 22, 2004.

In December 2004, 770,000 shares of the Company's restricted common shares were issued to a consultant in exchange for a $77,000 note due in 90 days and future services totaling $ 693,000, based on $1.00 per share, which was the fair value of the Company's common stock on the date of issuance.

In December 2004 the Company granted an option to acquire 500,000 shares of the Company's unrestricted common shares for $.10 a share to a consultant in exchange for future services totaling $825,000, based on $1.75 per share, which was the fair value of the Company's common stock on the date of issuance. The option was also exercised in December 2004 via a note for $50,000 payable 90 days from the date of issue.

In January 2005 the Company granted an option to acquire 480,000 shares of the Company's unrestricted common shares for $.10 a share to a consultant in exchange for future services totaling $744,000, based on $1.65 per share, which was the fair value of the Company's common stock on the date of issuance. The option was also exercised in January 2005 via a note for $48,000 payable 90 days from the date of issue.

In January 2005 the Company granted an option to acquire 115,000 shares of the Company's unrestricted common shares for $.13 a share to a consultant in exchange for future services totaling $169,050, based on $1.60 per share, which was the fair value of the Company's common stock on the date of issuance.

                             AEGIS ASSESSMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


In January 2005 the Company granted an option to acquire 103,500 shares of the Company's unrestricted common shares for $.13 a share to a consultant in exchange for future services totaling $133,515, based on $1.42 per share, which was the fair value of the Company's common stock on the date of issuance.

In January 2005 a former consultant exercised his option to acquire 10,000 shares for $1.00 per share.

In January 2005, 260,000 shares of the Company's restricted common shares were issued to consultants in exchange for future services totaling $ 260,000, based on $1.00 per share, which was the fair value of the Company's common stock on the date of issuance.

In March 2005 the Company granted an option to acquire 250,000 shares of the Company's unrestricted common shares for $.15 a share to a consultant in exchange for future services totaling $252,500, based on $1.16 per share, which was the fair value of the Company's common stock on the date of issuance. All the options were exercised at the time of grant.

In April 2005 the Company granted an option to acquire 250,000 shares of the Company's unrestricted common shares for $.10 a share to a consultant in exchange for future services totaling $300,000, based on $1.30 per share, which was the fair value of the Company's common stock on the date of issuance. All the options were exercised at the time of grant.

In April 2005 the Company granted an option to acquire 250,000 shares of the Company's unrestricted common shares for $.10 a share to a consultant in exchange for future services totaling $262,500, based on $1.15 per share, which was the fair value of the Company's common stock on the date of issuance. All the options were exercised at the time of grant.

In April 2005 the Company granted an option to acquire 500,000 shares of the Company's unrestricted common shares for $.10 a share to a consultant in exchange for future services totaling $550,000, based on $1.20 per share, which was the fair value of the Company's common stock on the date of issuance. The consultant elected to exercise 300,000 of the options at the time of grant.

 In March 2005 a former consultant exercised his option to acquire 500,000 shares for $.10 per share.

In April 2005 a former consultant exercised his option to acquire 270,000 shares for $.10 per share.

In March 2005, 160,000 shares of the Company's restricted common shares were issued to consultants in exchange for future services totaling $ 160,000, based on $1.00 per share, which was the fair value of the Company's common stock on the date of issuance.

                             AEGIS ASSESSMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS



5. LEASE AGREEMENTS

In October 2003, the Company entered into a lease agreement for an industrial building to be used for product research and development. The lease had an initial term of eighteen months with an option to extend the lease for an additional six-month term thereafter. The monthly payment under the lease was $2,250. Upon execution of the lease the Company paid the first and last months lease payment and a security deposit of $7,000. The Company vacated the facility on February 15, 2005, and terminated the lease effective March 15, 2005.

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

During the quarter ended April 30, 2005, the Company financed its operations through private equity funding. No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's securities and borrowing, or that the sale of the SafetyNet products will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                             AEGIS ASSESSMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS



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

The Company intends to vigorously prosecute its complaint and defend the cross-complaint. In the event of an unfavorable outcome of the defense against the cross-complaint, the award of damages to defendants could be material. The Company does not have director and officer insurance or some other form of insurance covering the period that gave rise to these events. The Company believes that the merits of its case are substantial and that the Company will prevail in the matter. If the Company prevails in the pending litigation, there is the potential of a contingent gain of an amount not to exceed $10,000

In May 2004, we entered into an exclusive distribution agreement with JAD Corporation of America to serve as our domestic distributor based on JAD's representations to us that it had sufficient resources, manpower and expertise to market the SafetyNet(TM) RadioBridge(TM) nationally. JAD's marketing efforts did not result in sales to end-users and we entered into discussions with JAD about reducing the size of the territory covered by the distribution agreement and amending other provisions of that agreement. On December 30, 2004 JAD notified the company that it intended to rescind the distribution agreement by filing a complaint against the company in Los Angeles County Superior Court, which included causes of action to terminate and rescind the distribution agreement, and for breach of contract. The principal of JAD, Joseph Dussich, also appeared as a plaintiff in a separate cause of action in the complaint to rescind and terminate his consulting agreement with the company. There were also additional causes of action arising from the business relationship between the parties. The company believes the case should be heard in Arizona and not Los Angeles and has filed a motion to quash service of the complaint. We were also granted a protective order by the Los Angeles County Superior Court limiting discovery in the case to jurisdictional issues.

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

                             AEGIS ASSESSMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS



7.       SUBSEQUENT EVENTS
         -----------------

In October 2003, through a private placement the Company authorized the sale of 2,000,000 equity units for $1.50 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased. No units were sold prior to October 31, 2003. As of June 14, 2005 the Company had sold 1,279,969 units for a total of $1,919,955, and 1,061,146 of the warrants were exercised for a total of $530,574. Of these amounts, 7,000 of the warrants were exercised subsequent to April 30, 2005.

  In November 2004, the Company authorized through a private placement the sale of 2,000,000 equity units for $1.00 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased. As of June 14, 2005 the Company has sold 474,900 units for a total of $412,400, and 44,250 of the warrants were exercised for a total of $22,125. Of these amounts, 42,500 of the units were sold and 12,500 of the warrants were exercised subsequent to April 30, 2005.

On June 6, 2005 50,000 shares of the Company's restricted common shares were issued to consultants in exchange for future services totaling $ 50,000, based on $1.00 per share, which was the fair value of the Company's common stock on the date of issuance.

On June 6, 2005 a consultant exercised his option to acquire 550,000 shares for $.10 per share, paid via a note made in favor of the Company.

ITEM  2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the period ended April 30, 2005, this "Management's Discussion and Analysis" should be read in conjunction with the Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

FORWARD-LOOKING STATEMENTS

This portion of this Quarterly Report on Form 10-QSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to the Company's (i) expectation that it will begin generating significant revenues from the sale of its products rather than from equity or debt financings; (ii) plan to allocate any funds it receives to expanding production capabilities, supporting our relationship with distribution channel partners for our products, hiring additional personnel for product support, and meeting requirements to secure acceptance for listing its stock on the American Stock Exchange; and (iii) belief that as a result of working with the U.S. Commerce Department, it will be easier to market our products in foreign countries. Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to (i) market acceptance of our products; (ii) establishment and expansion of our direct and indirect distribution channels; (iii) attracting and retaining the endorsement of key opinion-leaders in the law enforcement, fire, rescue and other emergency response communities; (iv) the level of product technology and price competition for our products; (v) the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; (vi) potential delays in international and domestic orders; (vii) risks associated with rapid technological change and execution and implementation risks of new technology;
(viii) new product introduction risks; (ix) ramping manufacturing production to meet demand; (x) future potential litigation resulting from alleged product related injuries; (xi) potential fluctuations in quarterly operating results;
(xii) financial and budgetary constraints of prospects and customers; (xiii) fluctuations in component pricing; (xiv) adoption of new or changes in accounting policies and practices, including pronouncements promulgated by standard setting bodies; (xv) changes in legislation and governmental regulation; (xvi) publicity that may adversely impact our business and/or industry; and (xvii) the other risks and uncertainties set forth below under those identified in the Company's Annual Report on Form 10-KSB under the heading "Risk Factors," as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.


EXECUTIVE OVERVIEW


Through our SafetyNet line of products, we supply wireless security solutions to public safety agencies and commercial end-users for homeland security and life safety applications. Our current products are the SafetyNet RadioBridge, which allows most two-way radios to be interconnected regardless of the radio's frequency, modulation or encryption scheme, and the SafetyNet Guardian System, which allows video transmissions and voice communications from the stairwells inside buildings for commercial safety applications. Some of the components and technology integrated into the Guardian System can also be sold, with certain modifications, as stand-alone products.

The SafetyNet RadioBridge interconnects incompatible radios and bridges them to provide radio interoperability at an emergency site in a matter of minutes. The enhanced version features improvements in the sound quality of audio transmissions, the addition of an internal storage compartment for cables, headsets and other accessories, and improved bridging of trunked and non-trunked radios.


DISTRIBUTION AND SALES


Our sales and marketing efforts during the last quarter have been extensive. A limiting factor for the sale of our RadioBridge product has been the time-consuming process associated with government purchasing cycles and procurement practices of our products' end-users. Entering into a reseller agreement with GTSI Corporation ("GTSI") has allowed the RadioBridge to qualify for participation in existing contract vehicles, which we believe will lower our average cost of sales per RadioBridge and which will make it easier for participating public safety agencies to purchase our products.

We have continued to attend trade shows to showcase our products. From April 6 through April 8, 2005 we exhibited the SafetyNet RadioBridge and Guardian System at the International Wireless Communications Expo (IWCE) held at the Las Vegas Convention Center. The IWCE is North America's largest annual wireless communications technology show and is dedicated to dealers, public safety professionals and end-users of wireless communications equipment including transportation and utilities. The 2005 IWCE conference program included technology workshops and conference tracks focusing on emerging technologies and interoperability solutions.

On March 31, 2005, we entered into an agreement with government IT leader GTSI, granting GTSI the right to act as a reseller of the Aegis SafetyNet RadioBridge to its diverse base of federal, state and local government customers. Headquartered in Chantilly, Va., GTSI holds a wide range of government contracts, including multimillion dollar, multi-year contracts with the Department of Defense ("DoD") and certain civilian agencies, as well as several multiple award schedules and blanket purchasing agreements with a variety of DoD and civilian agencies. GTSI also serves as a subcontractor, providing products and services to other companies holding government contracts. GTSI has offices throughout the United States as well as overseas in Germany and Korea.

In 2003, GTSI was awarded the U.S. Communities program, a multi-state contract available to cities, counties, special districts (such as airports), state agencies, schools and large non-profits such as hospitals and clinics. Multi-state contracts enable individual states to utilize the buying power of multiple states, which results in lower costs based on volume purchasing. Sponsored by the National League of Cities, the National Association of Counties, the U.S. Conference of Mayors, the Association of School Business Officials, the National Institute of Government Purchasing, and a national network of city, county and state associations, U.S. Communities provides a purchasing forum for public agencies nationwide. There are currently over 7,000 public agencies in 50 states participating in the program. Through GTSI, the SafetyNet RadioBridge can now be purchased through the U.S. Communities program.

GTSI has dedicated a sales group to offer the SafetyNet RadioBridge to government agencies and other end-users seeking an affordable solution to the current communication problem caused by not having radio interoperability at the scene of an emergency. In support of GTSI's comprehensive marketing campaign, during the last week in April 2005 we conducted technical training for GTSI's sales and technology practice professionals at GTSI's Chantilly, Virginia headquarters. GTSI made over $1 billion in sales in 2004, the bulk of that in direct contracts with the federal government. Now more than 20 years old, GTSI was recently called a "government powerhouse" by VARBusiness.

On May 1, 2005, we entered into an employment agreement with Jeffrey L. Bemoras as Executive Vice President of Sales and Marketing. The agreement has a two-year term. Mr. Bemoras was instrumental in introducing us to GTSI and is managing that relationship for the Company by, among other things, providing customer and sales support for GTSI.

From May 10 through May 13, 2005, we provided a marketing and technical support team to GTSI in Puerto Rico to demonstrate the SafetyNet RadioBridge to a wide range of police and public safety officials, including the Governor. On May 24 through May 27, 2005, GTSI showcased the SafetyNet RadioBridge at the 29th Annual International Association of Chiefs of Police (IACP) Training Conference and Exposition in Greensboro, North Carolina. The IACP is the world's oldest and largest nonprofit membership organization of police executives, with over 19,000 members in over 100 different countries.

During the quarter, we continued working with the U.S. Commerce Department to qualify the SafetyNet RadioBridge for export. We believe there is a significant market for the SafetyNet RadioBridge in Central America, South America, Asia and Europe, particularly in Germany, which is widely reported to have significant radio interoperability problems similar to those in the United States.

PRODUCTION


We have contracted to develop the next generation SafetyNet RadioBridge with new features for enhanced performance with CirTran Corporation ("CirTran"), located in West Valley, Utah. CirTran is a full-service electronics contract manufacturer and has an ISO (International Organization for Standardization) 9002 registration. We contemplate contracting with CirTran for the next mass production runs of RadioBridge units.


RECENT DEVELOPMENTS

Now that the SafetyNet RadioBridge is qualified for purchase through the U.S. Communities program, GTSI is initiating a nationwide marketing campaign designed to increase customer awareness of the RadioBridge and its availability through that program. Local governments nationwide spent approximately $500 million on products through the U.S. Communities program last year. We believe that participating in this program and working with GTSI, our major reseller, will significantly shorten our sales cycles, reduce our cost of sale per unit, and dramatically increase our sales of RadioBridges during the next year.

However, this potential increase in sales will require us to manage our projected growth effectively, and if we fail to do so it would harm our business. Rapid expansion may strain our current managerial, financial, operational, and other employee resources, as well as require additional financing. We are in the process of trying to improve our financial, accounting, inventory, and other internal control systems to accommodate our projected sales and manage our anticipated growth effectively. In light of these increased sales and marketing activities, management of the Company has spent considerable time in the last two months meeting with representatives of GTSI and CirTran to set quality control, inventory, and shipping protocols. Moreover, management of the Company has been required to travel to West Valley, Utah and Chantilly, Virginia to meet with management, sales, marketing, quality control, engineering and logistics personnel of our reseller and manufacturer, respectively.

This has resulted in an increased workload for virtually all of our management. In addition to providing significant customer support to GTSI, during the last two months both company management and sales and technical personnel have participated in sales calls in support of various major GTSI customers nationally, including to first responders in Puerto Rico, California, Arizona and North Carolina. This has required significant travel on the part of our employees, which in today's climate is stressful, time consuming and expensive. While we believe that employee morale is high and that we are managing our projected growth successfully at this time, any failure to do so could lead to inefficiencies and redundancies, and result in reduced growth prospects and profitability.

RESULTS OF OPERATIONS


We have incurred losses since our inception in 2002 and have relied on the sale of our equity securities and on loans from our officers to fund our operations. Until very recently, we did not generate any revenues from operations. However, we have begun filling purchase orders for our RadioBridge product and we are recording revenues.

Revenues for the three-month and nine month periods ended April 30, 2005 were $52,447 and $58,447 compared to no revenues in the comparable periods in 2004. This increase in revenue is due to the sale of six RadioBridges during the period.

Our general and administrative expenses, other than for consultants/related parties, for the three-month period ended April 30, 2005 were $2,572,205, as compared to $7,212,665 for the comparable period during the prior year. Our operating expenses have decreased as a result of reduction in equity based compensation paid to employees, outside consultants, and business partners.

Now that we have a finished product ready for delivery to end-users, our marketing activities have increased significantly, and we are incurring increased marketing costs, including costs associated with demonstrating our products to public safety agencies and government officials, major law enforcement officials, fire department officials, federal agencies, the United States Army, and working with GTSI, our major channel partners. We have also incurred increased costs associated with the design, preparation, and printing of marketing and product informational material, courier costs and mailing costs. Moreover, we continue to incur legal and accounting expenses and other expenses incidental to our reporting obligations as a public company and to the increase in our requirements for transactional legal and accounting services.

Our loss before provision for income taxes was $(2,546,758) for the three-month period ended April 30, 2005, as compared to $(7,212,665) for the same period for the prior year. Our net loss for the three-month period ended April 30, 2005 after provision for income taxes was $(2,546,758), as compared to $(7,212,665) for the comparable period for the prior year. The decrease was the result primarily of a decrease in equity based compensation paid to employees, outside consultants, and business partners.


LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2005, we had $40,299 in cash, as compared with $213,897 in cash during the equivalent period ended April 30, 2004. The decrease is due primarily to the reduction in the sale of our equity in private placement transactions.


On November 23, 2004, we entered into a private placement of our common stock. Under terms of the agreement we sold 5,000,000 shares of stock in exchange for $5,000,000 in U.S. Treasury Bonds (the "Bonds").

On November 23, 2004, we entered into an equity swap transaction with Cogent Capital Corporation ("Cogent"). Under terms of the agreement we paid Cogent $50,000 in cash, and agreed to pay an amount equal to the interest on $5,000,000, at LIBOR plus 1.25%, for the next 24 months. In addition, the Company agreed to pay Cogent an amount equal to the decrease in value of 4,000,000 shares of our common stock below $1.25 per share, its fair market value at the date of the agreement. Cogent agreed to pay us an amount equal to the increase in value of 4,000,000 shares of our common stock above $1.25 per share. The agreement is for 24 months, and the settlement between the Company and Cogent is to be paid in cash at the termination of the agreement. We also received from Cogent a call option on 4,000,000 shares of our common stock. The option is callable on November 23, 2006, for the market price on that date.

We have the ability to borrow against the Bonds from lenders that agree to take a subordinate position to Cogent, which currently has a first position security interest on the Bonds. In November 2004, we borrowed $80,000 from one of our existing shareholders using the Bonds as collateral.

At April 30, 2005 we had accrued payroll liability of $159,832, as compared with $145,778 at April 30, 2004. The increase is attributed to an increase in accrued salary owed three officers and directors. Accounts payable and deferred revenue totaled $451,926 at April 30, 2005, as compared to $53,354 in accounts payable and notes payable at April 30, 2004. This increase was due to increased costs of operations.

We held property and equipment at April 30, 2005, which was valued, net of depreciation of $70,774, at $221,906, as compared with property valued, net of depreciation of $10,380, at $146,437 at April 30, 2004. The increase is attributed to the acquisition of components for our demonstration and production products and product models, as well as the acquisition of computer equipment, office equipment, and other assets necessary and incidental to our operations. Our total assets at April 30, 2005 were $5,730,578, as compared with $376,847 at April 30, 2004.

We believe we have sufficient funds currently available to satisfy our cash requirements for the next three months. Our goal is to raise an additional $3 million in equity financing during the next six months, to be allocated to expanding our production capabilities, supporting our relationship with GTSI as a distribution channel for our products, hiring additional personnel for product support, and meeting requirements to secure acceptance for listing our stock on the American Stock Exchange. We also anticipate increased revenues from the sale of RadioBridges during the next 12 months, but it is difficult to project a sales timeline because we believe significant sales are dependent on public safety end-users acquisition practices and our establishment of a customer support infrastructure to support such sales. We believe our relationship with GTSI will increase our sales volume and decrease associated procurement time cycles.


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

ITEM 3.     CONTROLS AND PROCEDURES.


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


The evaluation of our disclosure controls by our principal executive officer and principal financial officer included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including our chief executive officer, president and chief financial officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


Based on their review and evaluation as of the end of the period covered by this Form 10-QSB, and subject to the inherent limitations described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of the end of the period covered by this report. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. During the period covered by this Form 10-QSB, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


Items 3-5 are not applicable and have been omitted.


ITEM 1. LEGAL PROCEEDINGS.

In May 2004, we entered into an exclusive distribution agreement with JAD Corporation of America ("JAD") to serve as our domestic distributor based on JAD's representations to us that it had sufficient resources, manpower and expertise to market the SafetyNet RadioBridge nationally. JAD's marketing efforts did not result in sales to end-users and we entered into discussions with JAD about reducing the size of the territory covered by the distribution agreement and amending other provisions of that agreement. On December 30, 2004, JAD filed a complaint in Los Angeles County Superior Court, which included causes of action to terminate and rescind the distribution agreement, and for breach of contract. The principal of JAD, Joseph Dussich, also appeared as a plaintiff in a separate cause of action in the complaint to rescind and terminate his consulting agreement with the company. There were also additional causes of action arising from the business relationship between the parties. We filed a motion to quash service of the complaint because we believed the case should be heard in Arizona. The Court denied the motion on or about April 6, 2005, which means that the case will be litigated in Los Angeles County. We intend to assert appropriate cross-claims and affirmative defenses against Plaintiffs when we respond to the complaint.

We have scheduled an arbitration regarding the consulting and employment relationship we had with Robert Alcaraz that began on or about October 1, 2002 and terminated in or about July 2003. The parties are disputing the total compensation that accrued during those relationships and certain cross-claims by the company. The hearing date is scheduled for September 2005.


Other than as described above and in our previously filed Quarterly Reports and Annual Reports, we know of no material active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. Other than as described above and in our previously filed Annual Report, there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We are continuing to raise funds for operations through a private placement of our equity securities. Proceeds from the issuance of 181,250 shares of common stock during the three-month period ended April 30, 2005 totaled $133,750, with an additional $15,875 in proceeds raised from the exercise of 31,750 warrants. During the period the company also raised $164,500 from the exercise of options, resulting in 1,520,000 shares issued.

The common stock was offered and sold in a private placement, pursuant to the provisions of Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D. The common stock was offered and sold to purchasers whom the company or its authorized agents believe are "accredited investors," as that term is defined in Rule 501 of Regulation D in reliance upon an exemption from the registration requirements of the Securities Act in a transaction not involving any public offering. Each of the investors represented to Aegis that:

o    such investor is an "accredited investor;"

o the shares of common stock were purchased by such investor for its own account, for investment and without any view to the distribution, assignment or resale to others other than pursuant to a registered offering;

o such investor understood that the shares of common stock issued to the investor have not been registered under the Securities Act or any state securities laws; and

o such investor acknowledged that it may not transfer the shares unless the shares are registered under federal and applicable state securities laws or unless, in the opinion of counsel satisfactory to Aegis, an exemption from such laws is available.

We will arrange for the certificates representing such securities to be legended and subject to stop transfer restrictions. We did not engage in any form of general solicitation or general advertising in connection with these issuances.

ITEM  6.     EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are attached to this Quarterly Report:

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
10.1 Emerging Technologies Interim Relationship Agreement, dated March 31, 2005, by and between Aegis Assessments, Inc. and GTSI Corporation

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

                                    AEGIS ASSESSMENTS, INC.

Date:     June 13, 2005             /S/  DAVID SMITH
                                    -------------------------------------
                                    Chief Financial Officer
                                    (Principal Financial Officer
                                    and Authorized Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
10.1 Emerging Technologies Interim Relationship Agreement, dated March 31, 2005, by and between Aegis Assessments, Inc. and GTSI Corporation

31 Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002