Form 10KSB
period 2005-07-31
AEGIS ASSESSMENTS INC
filed 2005-11-14
CIK 1183075

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                                   (Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from ________ to ____________

                        Commission File Number: 000-50213

                             AEGIS ASSESSMENTS, INC.
                 (Name of Small Business Issuer in its Charter)

                DELAWARE                                    72-1525702
    (State or other jurisdiction of                       (IRS Employer
     incorporation  or organization)                    Identification No.)


    7975 N. Hayden Road, Suite D363, Scottsdale, Arizona       85258
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X].

Registrant's revenues for its most recent fiscal year were $58,447.

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on November 10, 2005 was approximately $3,700,000.

The number of shares outstanding of the registrant's classes of common stock, as of November 10, 2005, was 29,548,175.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Item                                                                        Page
--------------------------------------------------------------------------------

Part I........................................................................04

  Item 1.  Description of Business............................................05
  Item 2.  Description of Property............................................16
  Item 3.  Legal Proceedings..................................................17
  Item 4.  Submission of Matters to a Vote of Security Holders................18

Part II.......................................................................18

  Item 5.  Market for Common Equity and Related Stockholder Matters
             and Small Business Issuer Purchases of Equity Securities.........18
  Item 6.  Managements' Discussion and Analysis...............................20
  Item 7.  Financial Statements...............................................35

   Independent Auditors' Reports..............................................36

   Financial Statements:

     Balance Sheet at July 31, 2005...........................................37

     Statements of Operations for the Years Ended
              July 31, 2005 and July 31, 2004.................................38

     Statements of Cash Flows for the Years Ended
              July 31, 2005 and July 31, 2004.................................39

     Statements of Stockholders' Equity for the
              Years Ended July 31, 2005 and July 31, 2004.....................41

   Notes to Financial Statements..............................................61

  Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................83
  Item 8A. Controls and Procedures............................................84
  Item 8B. Other Information..................................................85

Part III......................................................................85

  Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act................85
  Item 10. Executive Compensation.............................................89
  Item 11. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.........................91
  Item 12. Certain Relationships and Related Transactions.....................93
  Item 13. Exhibits...........................................................95
  Item 14. Principal Accountant Fees and Services.............................96

Signatures....................................................................98

                                     PART I

Forward-Looking Statements

Part I of this Annual Report on Form 10-KSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in Part I of this Annual Report include, but are not limited to the Company's belief or anticipation that: (i) its RadioBridge(TM) is a practical solution and a commercially viable way to provide first responders with interoperable radio communications for at least the next seven to ten years; and (ii) its technology is highly competitive and that it is in a position to compete effectively in the emerging market supplying public safety agencies with affordable mobile wireless communications systems.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to (i) market acceptance of our products; (ii) establishment and expansion of our direct and indirect distribution channels;
(iii) attracting and retaining the endorsement of key opinion-leaders in the law enforcement, fire, rescue and other emergency response communities; (iv) the level of product technology and price competition for our products; (v) the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; (vi) potential delays in international and domestic orders; (vii) risks associated with rapid technological change and execution and implementation risks of new technology; (viii) new product introduction risks; (ix) ramping manufacturing production to meet demand; (x) future potential litigation resulting from alleged product related injuries;
(xi) potential fluctuations in quarterly operating results; (xii) financial and budgetary constraints of prospects and customers; (xiii) fluctuations in component pricing; (xiv) adoption of new or changes in accounting policies and practices, including pronouncements promulgated by standard setting bodies; (xv) changes in legislation and governmental regulation; (xvi) publicity that may adversely impact our business and/or industry; and (xvii) the other risks and uncertainties set forth in the section below titled "Risk Factors," as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

Company Background. We founded our business in January 2001 and incorporated on January 16, 2002 as a Delaware corporation. Prior to our incorporation, our business plan was to provide vulnerability assessments and emergency communications systems to schools and government facilities. Our goal was to improve public safety emergency communications and allow seamless communication between police, fire and emergency medical personnel responding to an emergency at a school or other government facility. Unfortunately, prior to September 11, 2001, there were limited funds available in school budgets for emergency communications systems. As we developed our system, the Aegis SafetyNet(TM), it became apparent that there were significant law enforcement, military and commercial security applications for this system. Our focus is now on developing these applications by productizing our wireless communications technologies and selling those products to both the government and private sectors. Our first product, the Aegis SafetyNet RadioBridge(TM), allows most two-way radios to be interconnected regardless of frequency, modulation or encryption scheme.


Our Business. Our products have significant law enforcement, military and commercial security applications and enable emergency responders to operate with increased effectiveness. Our goal is to be the standard in wireless systems that improve emergency response capabilities for both the public and private sector.

The ability of first responders to access information and communicate as soon as they arrive at an emergency site is vital. Fires, earthquakes, major electrical power interruptions, floods and other natural and man-made disasters can disrupt emergency life safety and communications systems and interfere with the ability of first responders to protect lives and property. Unfortunately, when agencies from multiple jurisdictions need to coordinate emergency response, they may not be able to talk to each other via their radios because their radio equipment is incompatible.

Communications interoperability among first responders is a high priority for the Department of Homeland Security, or DHS. With 18,000 state and local law enforcement agencies, 26,000 fire departments, 6,000 emergency medical responders and several thousand utility and infrastructure public agencies, the number of potential users of our products is immense. The RadioBridgeTM was referenced in the April 22, 2004 issue of the Congressional Quarterly as one of the new types of "patch devices" that are part of a major initiative by the DHS to provide immediate radio interoperability to first responders, which has become a national emergency preparedness priority.

We are also partnered with the National Institute of Justice's Office of Law Enforcement Technology Commercialization and are listed on the Responder Knowledge Base, a national information resource for emergency responders hosted on the Department of Homeland Security's website.

Products

The Aegis SafetyNet RadioBridge. The SafetyNet RadioBridge provides radio interoperability for emergency responders. A major problem for first responders, particularly when multiple jurisdictions must work together, is the lack of interoperable radio equipment. Fire, police, emergency medical personnel or other responders often have handheld radios that cannot communicate with other agencies because each agency's radios are set to operate on different frequencies or modulations. The Aegis SafetyNet RadioBridge allows two-way radios (HF and VHF/UHF) and various other communication devices, such as cellular telephones, to be interconnected regardless of frequency, modulation or encryption. The lightweight, portable device provides immediate on-site interoperability between multiple radio systems operating on different frequencies for first responders, commercial facilities and government agencies. The RadioBridge allows the incident commander to control communications at the scene by assigning up to 4 independent talk groups. An audio output allows incident communications to be recorded. In April 2005 we began development of a new, improved version of the RadioBridge which improves bridging of trunked and non-trunked radios, enhances sound quality in audio transmissions and adds internal storage for cables, headsets and other accessories.

The Guardian(TM) System. The effectiveness of public safety agencies responding to an emergency at a high-rise building or other commercial facility is highly dependent upon the integration of public and private emergency systems. The SafetyNet Guardian System is a portable wireless tracking device that uses radio-frequency identification, or RFID, technology to monitor the location and physical condition of emergency personnel at the scene of an emergency incident. RFID technology uses radio-transmitting interrogators to send out radio waves to preprogrammed receiver computer chips which respond to the radio query with another radio signal. If the frequency is not correct, the receiver or interrogator will not recognize it. The SafetyNet Guardian System includes helmet-mounted RFID tags that can be programmed to transmit personnel information including: name, rank, training, and other department-specific information. Features currently in development include bio-sensor monitors for heart rate, body temperature, and blood oxygen levels.

The Guardian System also uses wireless remote stations that are placed in high rise buildings or other large commercial infrastructure locations to provide facility managers and emergency responders with a reliable wireless emergency management and communications system. The remote stations can include broadband video, audio, and two-way radio as well as chemical and air flow data from life safety devices that can be used to monitor, direct, communicate and share critical information with public safety agencies.

For high-rise stairwells, the Guardian System provides infrared as well as regular imaging so that first responders can determine where to concentrate rescue personnel. The system for a particular building can be programmed to include a building floor plan and utility schematics to coordinate gas and electricity shut offs and the approach to emergency events.

Helping to accelerate the potential adaptation of the Guardian System will be the growing codification of ordinances for in-building communication. An important lesson learned in the 1993 bombing of the World Trade Center was that communication was impeded by the steel and concrete in the structure of the buildings, making coordination impossible. In the case of the World Trade Center, a series of radio repeaters was installed in the complex to facilitate communication of emergency responders. Since building codes are generally enacted at the local level, a national trend has yet to be established. However, first-mover communities, including Scottsdale, Arizona, have enacted in-building communication ordinances. The intent of these ordinances is to insure the ability to receive and transmit emergency response radio from any place in the building. These ordinances are aimed at high-rise buildings and facilities with large areas to be monitored.

This codification effort is being pushed by a "Public Safety Wireless Network Program" that stresses interoperability. A November 2002 report by the Public Safety Wireless Network, or PSWN, listed several communities that have enacted codes for interoperability, and a number of other communities where enactment was being considered. This effort will enhance the ability of Aegis to market its products, particularly for new construction. The retrofitting of existing buildings will be dependent on the age of current systems, code requirements for retrofitting, the budgets for upgrading and the importance put on improved safety.

A survey by the U.S. Energy Information Agency shows a 2002 compilation of all commercial buildings to number approximately 4.6 million. Of this number, 705,000 were office buildings, 105,000 were health care facilities, 309,000 were education buildings, and 326,000 were public assembly facilities. The utilization of the Guardian System can be most effective in large area buildings or high-rise structures. Of the total 4.6 million buildings, we estimate that more than one million buildings could be potential sites for the system.

Markets

The following discussion of our products focuses on the RadioBridge because we believe that product will account for most of our revenues over the next fiscal year.

There are two types of systems being offered in the area of radio interoperability. The first is patchwork interoperability, where radios are connected through a system such as the RadioBridge. This is generally the most cost effective and quickest way to achieve interoperability. The second is a standards-based shared system that encompasses different systems working on a shared infrastructure, with various agencies working on their own frequencies and being able to switch to a shared network. This larger system change would take years to implement, requires extensive programming, and is estimated to cost billions of dollars nationwide. The RadioBridge is a practical solution to radio interoperability for the next seven to ten years because the alternate strategies for radio interoperability will require extensive infrastructure and still face budgetary, political and technical difficulties.

In the 2006 DHS Budget, a major focus of local and State homeland security grants will continue to be interoperability. The DHS is making communications between first responders a high priority. This means that a significant portion of interoperable communications equipment for first responders will be funded largely by federal grants to state and local governments. A new DHS Office of Interoperability and Compatibility, or OIC, was established in 2004 by The
Science and Technology Directorate. The OIC oversees programs to implement national wireless interoperability by coordinating public safety communications and establish standards for communications, equipment and training in conjunction with the public safety community.

In 2004, the National Response Plan, or NRP, was created by the federal government to assist in domestic management of emergencies. Likewise, the DHS also established a National Incident Management System, or NIMS, for the purpose of establishing a standard framework for Federal, State, tribal, and local governments to respond to incidents and emergencies. The fiscal year 2006 budget will allow $15 million to support the implementation of NIMS through the DHS. An additional $10 million will be provided to the DHS for continued development.

A prominent initiative is Project Safecom, a multi-agency initiative to improve the interoperability of wireless systems for first responders. One estimate of the market size is gained from statements made by our largest competitor, JPS Communications, a unit of Raytheon Corporation. In an article dated April 20, 2004 by Alice Lipowicz published in the Congressional Quarterly, JPS was quoted as indicating that patchwork interoperability, the kind of system sold by Aegis and JPS, could be provided to the major metropolitan areas in the United States for approximately $350 million; however, DHS representatives have questioned this figure. Another recent study on the Homeland Security market indicates that the potential market for response equipment may be as high as $1.75 Billion. The Public Safety Wireless Network Estimates the cost to replace all of the first responder radio systems to provide compatibility may range as high as $18 Billion.

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

Recent Events

In April 2005 we signed an agreement with government IT leader GTSI Corp. granting GTSI the right to act as a reseller of the Aegis SafetyNet RadioBridge to its diverse base of federal, state and local government customers. GTSI has dedicated a sales group to offer the SafetyNet RadioBridge to government agencies and other customers seeking an affordable solution to the current communication problem caused by not having radio interoperability at the scene of an emergency.

In support of GTSI's comprehensive marketing campaign, during the last week in April 2005 we conducted technical training for GTSI's sales and technology practice professionals at GTSI's Chantilly, Virginia headquarters. GTSI did over $1 billion in sales in 2004, the bulk of that in direct contracts with the federal government. Now more than 20 years old, GTSI was called a "government powerhouse" by VARBusiness. GTSI sales representatives are actively marketing the SafetyNet RadioBridge across the country and we have been working closely with both field sales representatives and GTSI's national offices to market the RadioBridge.

A  limiting  factor  for the  sale  of our  RadioBridge  product  has  been  the time-consuming process associated with government purchasing cycles and procurement practices. Even when they have selected the SafetyNet RadioBridge as the best product, many of our customers are forced to solicit competitive bids before they can give us a purchase order. Through GTSI, the SafetyNet RadioBridge can now be purchased through the U.S. Communities program, which meets the qualification for competitive bidding. We have also applied for a listing on the U.S. General Services Administration, or GSA, Schedules. We believe this will lower our average cost of sale per RadioBridge and make it easier for participating public safety agencies to purchase our products.

Under the GSA Schedules, the GSA established long-term government wide contracts with commercial firms to provide access to over 10 million commercial supplies and services that can be ordered directly from GSA Schedule contractors or through the GSA Advantage!(R) online shopping and ordering system. GSA Schedules offer government purchasers direct delivery of state-of-the-art products at volume discount pricing. Subject to compliance with procedures specified in the Federal Acquisition Regulation, orders placed against GSA contracts are considered to be issued using full and open competition. For this reason, we believe a listing on the GSA Schedules would significantly shorten the purchasing cycles for our government customers.

U.S. Communities is a multi-state contract available to cities, counties, special districts (such as airports), state agencies, schools and large non-profits such as hospitals and clinics. Multi-state contracts enable individual states to utilize the buying power of multiple states, which results in lower costs based on volume purchasing. Sponsored by the National League of Cities, the National Association of Counties, the U.S. Conference of Mayors, the Association of School Business Officials, the National Institute of Government Purchasing, and a national network of city, county and state associations, U.S. Communities provides a purchasing forum for public agencies nationwide. There are currently over 7,000 public agencies in 50 states participating in the program.

We have continued to attend trade shows to showcase our products. From April 6 through April 8, 2005 we exhibited the SafetyNet RadioBridge and Guardian System at the International Wireless Communications Expo (IWCE) held at the
Las Vegas Convention Center. The IWCE is North America's largest annual wireless communications technology show and is dedicated to dealers, public safety professionals and end users of wireless communications equipment including transportation and utilities. The 2005 IWCE conference program included technology workshops and conference tracks focusing on emerging technologies and interoperability solutions.

On May 10 through May 13, 2005 we provided a marketing and technical support team to GTSI in Puerto Rico to demonstrate the SafetyNet RadioBridge to a wide range of police and public safety officials, including the Governor. GTSI showcased the SafetyNet RadioBridge at the 29th Annual International Association of Chiefs of Police (IACP) Training Conference and Exposition in Greensboro, North Carolina May 24 through May 27, 2005. The IACP is the world's oldest and largest nonprofit membership organization of police executives, with over 19,000 members in over 100 different countries.

We are working with the U.S. Commerce Department to qualify the SafetyNet RadioBridge for export. We believe there is a significant market for the SafetyNet RadioBridge in Central America, South America, and Europe, particularly in Germany, which is widely reported to have significant radio interoperability problems similar to those in the United States.

Prior to export of our product, we will consult the Entity List, which is a list of organizations identified by the Bureau of Industry and Security as engaging in activities related to the proliferation of weapons of mass destruction. Certain individuals and organizations are prohibited from receiving U.S. exports and others may only receive goods if they have been licensed, even items that do not normally require a license based on Commerce Country Chart. We will also research any prospective customers by referencing the list entitled "Treasury Department Specially Designated Nationals and Blocked Persons List", a list maintained by the Department of Treasury's Office of Foreign Assets Control comprising individuals and organizations deemed to represent restricted countries or known to be involved in terrorism and narcotics trafficking.

Additionally, prior to any export of our products we will review both the Unverified List and the Denied Persons List. The Unverified list is composed of firms for which the Bureau of Industry and Security were unable to complete an end-use check. Firms on the unverified list present a "red flag" that exporters have a duty to inquire about before making an export to them.

On March 3, 2005 Aegis submitted a Commodity Classification Assessment request for export of the RadioBridge. The proper classification of the RadioBridge item is essential to determining any licensing requirements under the Export Administration Regulations. Although we are permitted to classify the RadioBridge on our own, it was recommended that we have it assessed by the U.S. Department of Commerce. On June 15, 2005 we received notification from the
Department of Commerce's Bureau of Industry and Security that the RadioBridge had been assigned an export control classification number and could now be exported in conformity with any additional country-specific rules and regulations.

The lack of radio interoperability for first responders again gained national prominence this year with the onslaught of a series of natural disasters, including a period of high hurricane activity, a cycle scientists expect to last at least another 10 years. The theoretical cause of this increased activity is a rise in ocean temperatures and a decrease in the amount of disruptive vertical wind shear that tears hurricanes apart.

In 2005 the Gulf Coast was pummeled by a series of major tropical storms and hurricanes, the most on record in a single season. For the first time ever, the World Meteorological Organization, responsible for naming tropical storms and hurricanes, ran out of names, and began dubbing new storms Alpha, Beta, etc. By July 2005, one month into the season, there were seven named tropical storms - Arlene, Brett and Cindy, hurricanes Dennis and Emily, and tropical storms Franklin and Gert. Of these, hurricane Dennis was the worst, battering coastal Alabama, the Florida panhandle and much of the Caribbean and causing at least 32 deaths. The end of August brought Hurricane Katrina, which will go down as one of the worst natural disasters in our nation's history. Impacting an area of 90,000 square miles - roughly the size of Great Britain - Katrina left a vital, thriving region in desolation and ruin.

According to the DHS, in the days and weeks following Katrina, more than 49,000 people were rescued and hundreds of thousands more were safely evacuated. Law enforcement forces on the ground assisted mightily in these efforts. However, the lack of radio interoperability hampered these rescue efforts, and tremendous national attention was again directed to this problem.

In September 2005, hurricanes Maria, Nate, Ophelia, Philippe and Rita again battered the Gulf region. The federal government response, particularly the response of FEMA, was the subject of extensive criticism in the media and in government circles.

The recent hurricanes have increased public interest in emergency communications systems. During the last year we have raised our profile in the public safety community significantly by a combination of media appearances and participation in national public safety associations. Beginning in April 2005 and scheduled to continue through at least December 2005, our President, Richard Reincke, has appeared on over 40 local and nationally syndicated radio shows across the country, some of which can be heard on the company's website at
www.aegiscorporate.com. Mr. Reincke has discussed a broad range of topics, including the application of wireless communications technology to homeland security issues, with a focus on the utility of our RadioBridge to solve radio interoperability problems; the Top Officials, or TOPOFF, national terrorism exercises, which are designed to identify vulnerabilities in the nation's domestic incident management capability; the role of the private sector in homeland security; and recent developments in emergency preparedness at municipal, county, state and federal levels, including the ongoing response to Hurricane Katrina.

Of particular note, on September 7, 2005 Mr. Reincke appeared on "Louisiana Live" on the LA Network in Baton Rouge, Louisiana. The show was simulcast on 6 stations in Louisiana. He and host Don Grady discussed the role of FEMA in Hurricane Katrina relief efforts, emergency response plans developed after last year's simulated "Hurricane Pam" exercise, and emergency communications issues. "Louisiana Live" provided an opportunity for Mr. Reincke to speak to the entire state regarding the vital role of emergency communications in hurricane relief efforts and to address current deficiencies in emergency communications equipment.

In August 2005 we became the newest member of COMCARE, a national non-profit alliance of over 100 members dedicated to improving emergency response. COMCARE promotes the adoption of modern, interoperable emergency systems and the development of new procedures, training, and tools to maximize their value for emergency responders. The organization allows collaboration between emergency response professionals, government, the public, and private industry. We are working with COMCARE and its members to actively foster and promote the adoption of interoperable emergency systems, standards, and forward-thinking policies and procedures.

In part because of our higher profile in the public safety community, we were recently contacted by PBS Frontline and asked to provide video footage of the RadioBridge for possible use by PBS in broadcasts relating to hurricane relief efforts and emergency communications.

In November 2005 we were invited by one of America's leading experts on disaster planning, James Lee Witt, former director of the Federal Emergency Management Agency under the Clinton Administration, to demonstrate the RadioBridge to his associates in Washington, D.C. in early December 2005.

We have also been contacted by Lockheed Martin, which is developing a Homeland Security Strategy related to first responders and software situational awareness tools and is looking for technology partners. One of the problems the company is looking into is the issue of radio compatibility, and they requested more information about the RadioBridge, including pricing and training requirements. While there can be no assurance that we will do any business with Lockheed Martin, the inquiry itself is indicative of an increased awareness of the RadioBridge in the public safety community.

On October 18, 2005, Homeland Security Secretary Michael Chertoff announced increased funding and changes to the DHS's organization during a ceremony at the White House where President Bush signed the FY 2006 Homeland Security Appropriations Act. In addition to certain organizational adjustments, the Department's fiscal year 2006 Appropriations provides increased funding for 1,000 new Border Patrol Agents, greater explosive detection technology across transportation networks, and an integrated Preparedness Directorate to enhance coordination and deployment of preparedness assets and training.

The Department of Homeland Security fiscal year 2006 budget includes more than $30.8 billion in net discretionary spending -- a 4.7% increase over fiscal year 2005. In total, with mandatory and fee-based programs, the DHS budget for fiscal year 2006 is $40.6 billion.

Recent Developments in Radio Interoperability

Major suppliers in the public safety radio market, such as Motorola, have proposed a solution to alleviate over-crowding on the radio spectrum by replacing the analog radio networks currently in use with more sophisticated digital "trunked" radio systems, which would require major infrastructure upgrades. Digital "trunked" networks are so named because they have a strong trunk, or center, managing them. Digital technology also permits the compression of voice transmissions. Compressed transmissions in turn decrease the amount of data that needs to be transferred for the same communication, and less data requires smaller channels (less frequency bandwidth), for example by compressing voice into a 6.25 kHz instead of a 25 kHz channel. Therefore, more channels can be fit into a given frequency band.

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

This process takes place so fast that it is appears almost instantaneous to the user. When the user pushes the transmit button, the radio beeps, and the user begins to talk. This is in essence what cellular phone networks do today. Only a limited number of channels are available, and the network automatically assigns them to users requesting to communicate. However, 800-MHz radio systems are subject to failure due to interference. Interference in the 800 MHz band is primarily caused by the mixture of incompatible "high-site" technology used by public safety, business, industrial, land transportation and conventional Specialized Mobile Radio service with "low-site" cellular technology employed by Enhanced Specialized Mobile Radio services like Nextel Communications, Inc. and cellular telephone licensees.

Digital networks translate all communications into a unified digital code before routing them through the network. On the receiving end, bits are translated back into, for example, voice communication. The advantage of employing such a digital code is that the network can manage it easily. This is why most proposed interoperable public service networks are based on digital technology.

The Federal Communications Commission, or FCC, has addressed this problem by a plan to "reband" the spectrum. Band reconfiguration will alleviate this problem by spectrally separating these incompatible technologies. Known as the Consensus Plan, the rebanding strategy is supported by most public-safety organizations. It calls for Nextel to move from its interleaved 800 MHz spectrum to a continuous block within the band, and to exchange 700 MHz and 900 MHz frequencies for a block of 1.9 GHz spectrum. Nextel also has pledged to pay $850 million to absorb the costs of relocating and re-tuning other 800 MHz users to a contiguous block elsewhere in the band. Opponents of this plan argue that the three-and-a-half years needed to implement such a spectrum shuffle means the interference problems would continue. Nextel filed a letter with the FCC February 7, 2005 confirming that Nextel accepted all the terms and conditions of the solution. Various interested parties filed petitions for reconsideration and waiver requests with the FCC. The FCC issued a Memorandum Opinion and Order adopted October 3, 2005 and released October 5, 2005, which, among other things, reaffirmed the FCC's authority to grant Nextel spectrum rights to 10 megahertz of spectrum in the 1.9 GHz band; clarified the definitions of "unacceptable interference"; and further delineated the relocation rights of 800 MHz incumbent licensees.

Prohibitive Costs of Replacing Radios.

The FCC was not the only federal agency to address the issue of interoperable public safety communications. The PSWN identified funding as the primary obstacle to radio interoperability and stated: "Funding for the development of new public safety radio systems or the replacement of existing systems is virtually unattainable." A study by management consulting firm Booz-Allen & Hamilton on behalf of PSWN estimated that it will cost $18.3 Billion to replace the existing national emergency communications infrastructure, with 80% of those costs borne by local agencies ($15.4 Billion), compared with $1.2 Billion for federal and $1.7 Billion for state agencies. And these staggering sums are for equipment only - additional monies must be allocated for training and practice.

Viktor Mayer-Schonberger, in his report entitled "Emergency Communications: The Quest for Interoperability in the United States and Europe", opined as follows:
"For interoperability to be implemented, all existing radio communications infrastructure used by public service agencies must be substituted with new equipment. This involves more than just replacing the hundreds of thousands of radio sets currently in use. Every one of these agencies also operates a small radio network consisting of dispatcher stations, transmitters, and relay stations to link the individual radio sets with each other and with the command post, and this network infrastructure needs to be replaced as well. In addition to the new hardware (i.e., the radio sets and networks) hundreds of thousands of users may need to be trained to use the new equipment. Finally, this transition must take place in real time, while emergencies continue to happen that require first responders to be in active communication."

Because replacing the entire radio infrastructure in the United States will be a costly and time-consuming undertaking, and considering the significant political, economic and technical obstacles to providing a true national emergency radio interoperable system, we believe that our RadioBridge and related technologies are the only realistic way to provide first responders with interoperable radio communications for at least the next seven to ten years.

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

Sales and Marketing

To reach a  scattered  market,  we intend to take a  multi-channel  approach  to
marketing,   which  will  include  relationships  with  value-added   resellers,
territorial distributors, dealers, and independent sales agents.

2005 Sales and Marketing Activities

In April, 2005 we entered into a value-added reseller agreement with GTSI Corporation (NASDAQ: GTSI), headquartered in Virginia. With over $1 Billion in annual sales to local, state, and federal agencies, GTSI is the ideal lead business partner to help us introduce the RadioBridge to our target market. GTSI has dedicated a sales group to offer the SafetyNet RadioBridge to government agencies and other end-users seeking an affordable solution to the current communication problem faced by public safety agencies caused by not having radio interoperability at the scene of an emergency. GTSI has also committed to a national sales campaign and has already begun marketing the SafetyNet RadioBridge through its Emerging Technologies Group. In support of GTSI's sales and marketing plan, we have conducted training seminars on the use, operation and technical details of the RadioBridge for GTSI sales staff at their offices in Chantilly, Virginia. We have also begun working closely with specific GTSI field sales staff in Arizona, California, Florida, Tennessee and Washington, D.C. to combine our efforts and contacts with potential customers.

While forming our relationship with GTSI, and establishing our joint sales and marketing plan, we have also been engaged in establishing our commercial viability via other means:

     o Selling RadioBridges via internally generated leads. This has allowed us to gauge the difficulty of the sales process and confirm the market's acceptance of the $12,500 price point. This has also allowed us to "authenticate" this product through sales to major federal and local public safety agencies (Department of Homeland Security/Office of Domestic Preparedness; Los Angeles Police Department) and military (U.S. Army Special Operations Command).

     o Establishing relationships with domestic radio distributors. We are now beginning to establish what we anticipate will be a national distribution network through existing major radio dealers.

     o Establishing relationships with other foreign distributors. In addition to our existing Central American distributor and a contract Mexican sales and marketing representative, in October 2005 we signed a letter of intent with a distributor for the People's Republic of China. We have been working with the United States Department of Commerce to obtain the appropriate authorizations to export our products to Mexico and Central America and recently received preliminary export authorization.

     o    Entering   into    agreements    with    independent    manufacturer's
          representatives who will market and sell RadioBridges in New York and Ohio.

     o Through GTSI Corp., the SafetyNet RadioBridge has now been qualified for purchase through the U.S. Communities program. The U.S. Communities program, sponsored by the National Institute of Governmental Purchasing, the National Association of Counties, the National League of Cities, and the United States Conference of Mayors, provides local agencies in the U.S. with publicly competitively bid contracts for various products and services. Local governments nationwide spent approximately $500 million on products through the U.S. Communities program last year.

     o Placement of demonstrator units with key public safety agencies. We begun by training and equipping the United States Emergency Chaplains Corps, an affiliate of the Department of Justice, with a demonstrator RadioBridge unit for deployment in Louisiana and the Gulf Coast for hurricane relief support. Additionally, we have provided demonstrator RadioBridges to other public safety agencies in Arizona and California to raise awareness of the RadioBridge with the public safety community and the general public.

Manufacturing.

We are outsourcing our manufacture of the RadioBridge to CirTran Corporation. Founded in 1993, CirTran Corporation is a premier international full-service contract manufacturer of low to mid size volume contracts for printed circuit board assemblies, cables and harnesses to the most exacting specifications. Headquartered in Salt Lake City, CirTran's modern 40,000-square foot non-captive manufacturing facility - the largest in the Intermountain Region - provides "just-in-time" inventory management techniques designed to minimize an OEM's investment in component inventories, personnel and related facilities, while reducing costs and ensuring speedy time-to-market. We believe CirTran will provide us with timely production of quality products.

Intellectual Property

We filed a provisional patent application on the technologies underlying the RadioBridge and our patent application for the RadioBridge was filed within the one-year provisional patent "reach-back" period. The patent application was filed March 31, 2005 and published October 6, 2005. We also use the trademarks, "Aegis SafetyNet(TM)" and "RadioBridge(TM)" and hold California trademark rights to the use of "Aegis SafetyNet(TM)". We also hold common law trademark rights in and to those marks. The California state trademark expires in seven years and the federal trademark will expire in eight years.

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

Research and Development

We are focusing on finalizing production models of our products, planning to reduce production costs through economies of scale, and entering into collaborative relationships with other companies that will be providing components for or manufacturing our products. We anticipate significantly limiting funds on research and development activities because, even though we are exploiting established wireless technologies to develop our Guardian System, we intend to focus our resources on marketing and manufacturing the RadioBridge, as we believe this is the most immediate path to significant revenues.

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

ITEM 2. DESCRIPTION OF PROPERTY

Except for the leasehold interests in the office and industrial facilities we lease, we do not presently own any interests in real estate.

Our executive, administrative and operating offices are located at 7975 N. Hayden Road, Suite D363, Scottsdale, Arizona 85258. We relocated those offices from Newport Beach, California in February 2004. Our lease is currently scheduled to expire in May 2007 with an option to extend the lease month to month thereafter. We currently lease approximately 2,647 square feet with access to additional common areas. Our annual lease payments on this facility are approximately $62,500. Our office facilities are well maintained and we believe our facilities are adequate for our administrative and sales and marketing operations. Except for the leasehold interests in the office, we do not presently own any interests in real estate.

We outsource our manufacturing through CirTran Corporation, which maintains a 40,000 square foot assembly facility in West Valley City, Utah.

ITEM 3. LEGAL PROCEEDINGS

On September 18, 2003, we filed a complaint in the Superior Court of the State of California, Orange County, Case No. 03CC11547, against two former employees, Eric Peacock ("Peacock"), Vernon M. Briggs III ("Briggs") and a corporation they own, Iocene Technology Corporation, a Nevada corporation ("Iocene), for, among other things, fraud, deceit, conspiracy, breach of contract and conversion. On October 1, 2003, they filed a cross-complaint against the Company and its directors. We have vigorously prosecuted our complaint and trial is scheduled for February 2006. The Defendants have recently dismissed several causes of action against the Company, and the directors have retained their own counsel and intend to sue the Defendants and their law firm for malicious prosecution. We believe that we will prevail in this action.

In May 2004, we entered into a distribution agreement with JAD Corporation of America to serve as our domestic distributor based on JAD's representations to us that it had sufficient resources, manpower and expertise to market the RadioBridge(TM) product nationally. JAD's marketing efforts did not result in sales to end-users and we entered into discussions with JAD about reducing the size of the territory covered by the distribution agreement and amending other provisions of that agreement. On December 30, 2004, JAD notified us that it no longer wanted to be a distributor for our products and intended to rescind the distribution agreement by filing a complaint against us in Los Angeles County Superior Court, which included causes of action to terminate and rescind the distribution agreement, and for breach of contract. JAD's principal, Joseph Dussich, also appeared as a plaintiff in a separate cause of action in the complaint to rescind and terminate his consulting agreement with the Company.
There were also additional causes of action arising from the business relationship between the parties. The parties have now agreed to mediate the case.

In April 2005, we had a dispute with our former engineering firm, 3Netics. After we informed 3Netics that they would no longer be manufacturing the SafetyNet RadioBridge(TM) because we had replaced them with CirTran Corporation, 3Netics refused to provide us with parts inventory, which we had paid for, and claimed that we owed them additional monies for those parts and engineering services they had supplied in the prior year. 3Netics filed a complaint in Washington State to adjudicate these claims. We are currently challenging the jurisdiction of the Washington Court, as we believe this matter should be litigated in Arizona. The amount at issue is not material.

In September 2005 we arbitrated a dispute with Robert Alcaraz, a former employee. Prior to a final judgment in that matter the parties agreed that a negotiated compromise of this dispute was preferable to continuing the arbitration process. The parties entered into a consulting contract for a one-year period pursuant to which Mr. Alcaraz will provide his expertise in evaluating the company's products. The parties further agreed that 650,000 shares of Aegis common stock (including exercisable options) previously issued to Mr. Alcaraz were cancelled. Aegis further agreed to reissue 800,000 shares of common stock to Mr. Alcaraz for the purchase price of $8,000, subject to the restrictions embodied in Rule 144. In consideration of the new restriction period on the stock, Aegis agreed that, if the closing price of the common stock is less than $.60 per share on the first business day following the restricted period, Mr. Alcaraz shall be entitled to an additional cash payment from Aegis amounting to the difference between $.60 per share and the closing price value of the stock, payable within thirty days. The company also reimbursed Mr. Alcaraz for his costs and attorney's fees in the arbitration. If we do not make the payments specified, Mr. Alcaraz can seek entry of judgment for all unpaid wages, consulting fees, arbitration expenses and attorneys' fees that he sought in the original arbitration.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission and we file quarterly reports and annual reports that contain our financial statements for each quarter and an audited financial statement at our fiscal year end, which is July 31st. We also file reports on Form 8-K relating to any information that is material to the Company. The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov. We maintain a website: www.aegiscorporate.com, where we post updated news about the company's activities.

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

Our common stock was first quoted on the OTCBB on September 9, 2003 and the opening bid quotation was $2.00 per share. The following table sets forth the quarterly high and low bid prices per share of our common stock by the National Quotation Bureau during the last two fiscal years as cited on Yahoo!Finance. The quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Fiscal Year        Quarter Ended              High              Low
2005               July 31, 2005             $1.54             $0.80
                   April 30, 2005             1.64              0.90
                   January 31, 2005           2.07              0.75
                   October 31, 2004           3.75              1.25

2004               July 31, 2004              4.55              2.90
                   April 30, 2004             4.45              2.70
                   January 31, 2004           6.00              2.50

Holders of Record

On November 1, 2005, there were approximately 1,500 shareholders of record of our common stock. The Company has no record of the number of shareholders who hold their stock in "street" name with various brokers.

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

Sale of Unregistered Securities

During the fiscal quarter ended July 31, 2005, we continued to raise funds for operations through a private placement of our equity securities.

In June 2005 the Company granted an option to acquire 550,000 shares of the Company's unrestricted common shares for $.10 a share to Mark Harris, a consultant, in exchange for services totaling $484,000, based on $.98 per share, which was the fair value of the Company's common stock on the date of issuance. The options were also exercised in June 2005 via a note for $55,000 payable 90 days from the date of issue.

In June 2005, 50,000 shares of the Company's restricted common shares were issued to Skylla Capital in exchange for services totaling $ 50,000, based on $1.00 per share, which was the fair value of the Company's common stock on the date of issuance. The common stock was offered and sold in a private placement, pursuant to the provisions of Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D. The common stock was offered and sold to a purchaser whom the company or its authorized agents believes is an "accredited investor," as that term is defined in Rule 501 of Regulation D in reliance upon an exemption from the registration requirements of the Securities Act in a transaction not involving any public offering. Skylla Capital represented to Aegis that:

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

The certificates representing such securities are legended and subject to stop transfer restrictions. We did not engage in any form of general solicitation or general advertising in connection with this issuance.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the fiscal year ended July 31, 2005, this "Management's Discussion and Analysis" should be read in conjunction with the Financial Statements, including the related notes, appearing in Item 7 of this Annual Report.

Forward-Looking Statements

This portion of this Annual Report on Form 10-KSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to the Company's belief or anticipation that (i) there is a national market for its RadioBridge product; (ii) if the trend of various agencies receiving grant funds for interoperable equipment throughout the United States by the DHS continues, that it will have a significant positive impact on the Company's ability to sell RadioBridges to public safety agencies; (iii) grant funds are now being disbursed to local public safety agencies throughout the United States by the DHS for interoperable communications equipment; (iv) the growing trend of governments passing in-building ordinances will create a market for the Guardian System and that this product will meet the specific requirements; and (v) further cash resources will accrue over the next 12 months from sales of its products.

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

Critical Accounting Estimates and Assumptions

Our Management's Discussion and Analysis section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     o Warranty Costs. We warrant our products from manufacturing defects for a minimum period of one year from the date of shipment to the end-user (i.e., police department, fire department or other public safety agency or commercial customer). After the warranty period expires, we will repair our products on a time and materials basis. We track historical data related to returns and related warranty costs on a quarterly basis.

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

Executive Overview

Due to the lack of radio interoperability for first responders which was highlighted by the aftermath of Hurricanes Katrina and Rita, the lack of radio interoperability for first responders to emergency situations has received tremendous recent media attention. The recent natural disasters in the mainland United States also included flooding in New England and wildfires in California, which further focused the national media, and the government, on the interoperability problem. Additionally, the report by the Federal commission investigating the September 11th terrorist attacks found that rescuers were forced to make rapid-fire, life-and-death decisions based on incomplete communications, contributing to the World Trade Center death toll. To address this problem, the DHS is launching a new office for interoperability and compatibility that will coordinate communications interoperability, equipment and training compatibility between Federal, State, and local governments.

In October 2005, the United States Senate Commerce Committee and U.S. House of Representatives Commerce Committee readdressed legislation passed in 1996 which was designed to make analog television 700 MHz transmission channels available for public safety communications. The original intent of this legislation was to upgrade emergency radio frequencies available to first responders. The legislation will benefit first responders nationwide. Hurricane Katrina illustrated that regional emergency service personnel were still unable to communicate once they reached the effected areas of Louisiana and Mississippi due to damage to infrastructure, variations in radio equipment, and incompatible technologies. We believe that, with the increased focus by the government on solving the radio interoperability problem, there will be more funds directly available to first responders to purchase interoperable radio equipment, such as our RadioBridge.

In 2003, the DHS awarded $79 million for communication interoperability pilot projects in 17 communities. In order to reduce the time and effort spent by first responders and state and local governments, the DHS also announced that it had streamlined the grant process by eliminating multiple applications and consolidating various administrative procedures into a single process. This greatly reduces the time in which funding can be made available. In 2004, five distinct programs, the State Homeland Security Grant Program, the Law Enforcement Terrorism Prevention Grant Program, the Citizen Corps Grant Program, the Urban Areas Security Initiative, and the Mass Transit Security Program, were integrated into two consolidated grant programs. In 2005 The Homeland Security Grant Program expanded to six separate grant programs with one application necessary to reach all six grant programs. Through this program, state and local emergency personnel would have access to the State Homeland Security Program
(SHSP), the Urban Areas Security Initiative (UASI), the Law Enforcement Terrorism Prevention Program (LETPP), the Citizen Corps Program (CCP), the
Emergency Management Performance Grants (EMPG), and the Metropolitan Medical Response System (MMRS). There is over 2.5 billion dollars available in grant funding to improve the nation's homeland security this year.

We have been informed that many of the agencies we have been working with for the last three years have received, or are soon to receive, grant funds for interoperable equipment and we believe that grant funds are now being disbursed to local public safety agencies throughout the United States by the DHS for interoperable communications equipment. If this trend continues, we believe it will have a significant positive impact on our ability to sell RadioBridges to public safety agencies.

Future Outlook

Over the course of the next twelve months, we will focus our attention on marketing and mass-producing RadioBridge units while we complete development of our Guardian System. We anticipate increasing revenues over the next 12 months as our products are distributed to end-users.

We have developed the general architecture of our marketing and distribution plan. Over the next 12 months, we intend to enter into distribution agreements for our products with both domestic and international independent distributors, dealers and sales representatives, including in Central and South America, Mexico, and Canada. We plan to enter into alliances with national marketing partners, domestic purchasing agents and building association partners that can promote the commercial applications of our technologies. We intend to attend public safety and commercial trade shows and continue our mail campaign of product awareness flyers. To assist in our sales administration, we intend to purchase and install a sales data base tracking system.

Production and product development

We anticipate spending significant funds on mass producing RadioBridge units over the next 12 months. We are finalizing manufacturing and quality control protocols for our next generation RadioBridge. We will devote significant management time toward quality control issues, working closely with CirTran Corporation, the manufacturer of the RadioBridge, to reduce production costs through, among other things, economies of scale and parts and material inventory and purchasing management. We also contemplate spending significant time and resources integrating the software systems of our sales channels with our manufacturer so that orders through our sales channels result in immediate orders to our manufacturer, reducing transmission errors and increasing speed and efficiency of order fulfillment.

Results of Operations

We have incurred losses since our recent inception in 2002 and have relied on the sale of our equity securities and on loans from our officers to fund our operations. Until very recently, we did not generate any revenues from operations. Moreover, as discussed throughout this Annual Report, although we have begun taking purchase orders for our RadioBridge product and have recorded minimal revenue for our fiscal year ended July 31, 2005, the development and marketing of our second generation RadioBridge has significantly slowed our marketing of the original RadioBridge, leading to a significant drop-off in sales. This has resulted in a significant cash-flow problem for the Company during the last quarter, and we will need to raise significant additional capital to continue our operations. We are actively pursuing financial opportunities necessary to fund our business operations.

We also encountered long sales cycles for the RadioBridge, primarily because our customers are government entities. Even when potential customers desire to purchase RadioBridge units, they sometimes lack grant monies or other funding for such purchases. Additionally, some customers have grant monies which are specifically allocated to other uses, so they cannot purchase a RadioBridge even when they want, and need, the product. We are attempting to address this problem through participation in existing contract vehicles, such as the U.S. Communities program, but there can be no assurance that this will facilitate sales to end-users.

Revenues for the fiscal year ended July 31, 2005 were $58,447 compared to $12,545 for fiscal year ended July 31, 2004. This increase in revenue is the result of increased sales of our RadioBridge units.

Our general and administrative expenses other than for related parties for the year ended July 31, 2005 were $6,401,034, as compared to $8,923,935 for our fiscal year ended July 31, 2004. Our operating expenses decreased last year as a result of completing development of our first product, and preparing for market roll-out. Now that we have a finished product ready for delivery to end-users, our marketing activities have increased significantly, and we are incurring increased marketing costs, including costs associated with demonstrating our products to public safety agencies and government officials, major law enforcement officials, fire department officials, federal agencies, the United States Army, and potential commercial channel partners, including distributors, dealers and independent sales representatives. We have also incurred increased costs associated with the design, preparation, and printing of marketing and product informational material, courier costs and mailing costs. Moreover, we continue to incur legal and accounting expenses and other expenses incidental to our reporting obligations as a public company and to the increase in our requirements for transactional legal and accounting services.

We incurred no consulting cost - related party expense for the year ended July 31, 2005, as compared to $53,588 for the year ended July 31, 2004.

Our loss before provision for income taxes was $6,917,537 for the year ended July 31, 2005, as compared to $8,968,578 for the period from inception to July 31, 2004. Our net loss for the year ended July 31, 2005 after provision for income taxes was $6,917,537, as compared to $8,968,578 for the year ended July 31, 2004.The decrease was the result of decreased product development costs.

Our net loss from operating activities for the year ended July 31, 2005 without including stock based compensation totaled $2,281,472 as compared to a net loss of $1,675,084 for the year ended July 31, 2004. Total net loss for the period from inception to July 31, 2005 without including stock based compensation totaled $4,577,456. If stock based compensation as computed using the fair value method is included, the pro forma net loss for the year ended July 31, 2005 totaled $6,917,537, as compared to a pro forma net loss of $13,550,078 for the year ended July 31, 2004 and totaled $22,630,357 for the period from inception to July 31, 2005. The decrease is attributed to the decrease in stock based compensation to employees and consultants during the year ended July 31, 2005, as well as our decrease in product development costs.

Liquidity and Capital Resources

At the year ended July 31, 2005, we had $55,508 in cash resources, as compared with $497,577 in cash during the equivalent period ended July 31, 2004. The decrease is due to reduced sales of our equity in private placement transactions. In July 2003, we issued equity units in a private placement, each of which consisted of one share of the Company's common stock, one warrant to acquire one share of the Company's common stock at $.50 per share, with an exercise period which expires six months after the purchase, and one warrant to acquire one share of the Company's common stock at $1.50 per share, with an exercise period which expires 18 months after purchase. As of July 31, 2005, a total of 301,334 equity units of the July 2004 equity offering were sold and 221,667 of the $.50 warrants were exercised for total proceeds of $562,834. In addition, 79,667 of the $.50 warrants expired and all 301,334 of the $1.50 warrants had expired leaving no warrants outstanding. All units were sold and warrants exercised as of July 31, 2004.

In October 2003, we authorized the sale of 2,000,000 equity units in a private placement for $1.50 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased. No units were sold prior to October 31, 2003. As of July 31, 2005, we had sold 1,279,969 units of the October 2003 equity offering and 1,066,146 of the warrants were exercised for total proceeds of $2,453,029. As of July 31, 2005, 213,823 of the warrants had expired leaving none outstanding.

In November 2004, we authorized through a private placement the sale of 2,000,000 equity units for $1.00 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased. As of July 30, 2005 we had sold 549,132 units for a total of $453,150, and 44,250 of the warrants were exercised for a total of $22,125. In addition, as of July 30, 2005 82,000 of the warrants had expired and 422,882 remain outstanding.

On November 23, 2004, the Company entered into a private placement of the Company's common stock. Under terms of the agreement, the Company sold five million shares of stock in exchange for $5 Million in U.S. Treasury Bonds. Subsequently, the Company entered into an equity and derivative swap transaction in which the bonds, including the interest earned on the bonds during the 24-month period of the swap agreement, have been pledged as security. The swap contract calls for a single settlement date between the parties on November 23, 2006. The accrued net obligation due under the agreement, if any, is periodically recorded as a contingent liability and a corresponding loss on the activity. The amount of the contingent liability due as of July 31, 2005 is $543,450. A security agreement covering the bonds was subsequently granted another party incidental to a separate transaction.

At July 31, 2005 we had accrued payroll liability of $73,215, as compared with $16,419 at July 31, 2004. The increase is attributed to additional deferral of amounts due employees. Accounts payable and accrued expenses totaled $167,784 at July 31, 2005, as compared to $53,315 at July 31, 2004, the increase is due to increased operating activities. During the year ended July 31, 2005 the Company borrowed $94,000 from an officer to purchase an automobile and provide operating capital.

In April 2004 we received a purchase order for units of the Aegis SafetyNet RadioBridge from a distributor, JAD Corp. of America. Along with the purchase order we received a progress payment of $350,000. At July 31, 2005, these funds were recorded as deferred revenue. As soon as the units are shipped and sales activities completed revenues will be recognized. However, we are currently in litigation with JAD Corp. of America and are attempting to mediate this dispute. Until this dispute is resolved, we do not anticipate recognizing revenues from this transaction.

We held property and equipment at July 31, 2005, which was valued, net of depreciation of $89,051, at $232,629, as compared with $17,993 and $240,363 at July 31, 2004 respectively. The increase is attributed to the acquisition of components for our demonstration product models, as well as the acquisition of computer equipment, office equipment, and other assets necessary and incidental to our operations. Our total assets at July 31, 2005 were $5,647,406, as compared with $961,501 at July 31, 2004.

We held inventory for sale to customers at July 31, 2005 of $404,488, as compared with $196,400 at July 31, 2004. The increase is due finishing out the first production run of 100 units.

We do not have sufficient funds currently available to satisfy our cash requirements for the next month, and we will need to raise significant capital to continue as a going concern. We will also need additional capital to produce the next generation RadioBridge, establish a distribution channel for our products, and hire additional personnel for our sales ramp-up. There can be no assurance that we will raise sufficient funds to continue our business operations, although we believe there is a demonstrated need for our products and the expanding market for those products. We are actively pursuing financing in order to fund our operations.

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

Until recently, we have had no significant operations or revenues with which to generate profits or greater liquidity. Although we have recently entered into a reseller agreement that is expected to provide some amount of revenues, we have not yet generated a sufficient amount of operating revenue to sustain our projected operations. We have a very limited current operating history on which investors can evaluate our potential for future success. Our ability to generate revenue is uncertain and we may never achieve profitability. Potential investors should evaluate our company in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control. These risks include:

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

We need significant infusions of additional capital.

To date, we have relied exclusively on our limited sales revenues, outside financing and loans from officers and shareholders to obtain the funding necessary to operate the business. Based upon our current cash reserves and forecasted operations, we need to obtain additional outside funding in the immediate future in order to satisfy our cash requirements and continue operating our business. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. We cannot predict the timing or amount of our capital requirements at this time. If we fail to arrange for sufficient capital on a timely basis in the future, we may be required to reduce the scope of our business activities until we can obtain adequate financing. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

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

Our business and results of operations will be materially and adversely affected if a substantial number of law enforcement, fire, rescue, other emergency response and public safety agencies, as well as commercial end users for homeland security and life safety applications, do not purchase our SafetyNet products, including the SafetyNet RadioBridge and the SafetyNet Guardian System. In addition, we may not be able to expand sales of our products into other markets if our products are not widely accepted by these agencies or markets. This also would have an adverse affect on our business and results of operations.

Our growth prospects will be diminished if our SafetyNet products, including the SafetyNet RadioBridge and the SafetyNet Guardian System are not widely accepted.

We have generated minimal revenue to date from the sale of our SafetyNet products. Until recently, our funding came primarily from the sale of our equity and debt securities. However, we expect to generate greater revenues from the sale of our SafetyNet products, including the SafetyNet RadioBridge and the

SafetyNet Guardian System. We expect to depend on sales of these products, primarily the SafetyNet RadioBridge, for the foreseeable future. A decrease in the prices of or demand for these product lines, or their failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.

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

Our distribution strategy is to pursue sales through multiple channels with an emphasis on value-added resellers, independent distributors, dealers, and sales representatives. We currently have a reseller agreement with GTSI Corp. that is non-exclusive. GTSI's inability to successfully sell our products or our inability to retain other resellers, distributors, dealers, and sales representatives who can successfully sell our products would adversely affect our sales. In addition, if we do not competitively price our products, meet the requirements of our current distributor or end-users, provide adequate marketing support, or comply with the terms of our distribution arrangement, our distributors may fail to aggressively market our products or may terminate their relationships with us. These developments would likely have a material adverse effect on our sales. Our reliance on others to sell our products also makes it more difficult to predict our revenues, cash flow and operating results.

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

Our performance depends substantially on the performance of our executive officers and other key personnel. The success of our business in the future will depend on our ability to attract, train, retain and motivate high quality personnel, especially highly qualified technical and managerial personnel. The loss of services of any executive officers or key personnel could have a material adverse effect on our business, revenues, results of operations or financial condition. Our key executives, CEO Eric Johnson, President Richard Reincke and CFO David Smith, have been deferring large portions of their salaries because the Company has been unable to pay them in full while also funding its operations. There can be no assurance that any of these officers will continue working for the Company if they are not compensated. We maintain key person life insurance on the lives of our CEO and President.

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

The trading price of our common stock has fallen significantly over the past few months and could continue to be volatile in response to factors including the following, many of which are beyond our control:

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

Furthermore, our certificate of incorporation authorizes the issuance of preferred stock without a vote or other stockholder approval. Finally, insiders hold a large percentage of our outstanding common stock. Without a disparate stockholder base or a fluid aggregation of stockholders, it will be more difficult for a third-party to acquire our company without the consent of the insiders.

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

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
Aegis Assessments, Inc. [a development stage company]


We have audited the accompanying balance sheet of Aegis Assessments, Inc. [a development stage company] as of July 31, 2005 and the related statements of operations, stockholders' deficit, and cash flows for the year ended July 31, 2005, and for the period from inception [January 16, 2002] through July 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aegis Assessments, Inc. [a development stage company] as of July 31, 2005 and the results of operations and cash flows for the year ended July 31, 2005, and for the period from inception [January 16, 2002] through July 31, 2005. in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 6 to the financial statements, the Company has incurred substantial losses from operations and is in the development stage. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Mantyla McReynolds
Salt Lake City, Utah
November 14, 2005

             Report of Independent Registered Public Accounting Firm


Board of Directors
Aegis Assessments, Inc.
Scottsdale, Arizona


We have audited the accompanying balance sheet of Aegis Assessments, Inc. (a development stage company) as of July 31, 2004 and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the year ended July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aegis Assessments, Inc. as of July 31, 2004, and the results of its operations and its cash flows for the year ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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


HEIN & ASSOCIATES LLP

Phoenix, Arizona
October 26, 2004

                        Aegis Assessments, Inc.
                     (A Development Stage Company)
                             Balance Sheet
                             July 31, 2005

                  Assets
Current Assets                                                  2005
                                                            ------------
  Cash and cash
   equivalents                                             $     55,508
  Inventory (see Note 2)                                        404,488
                                                            ------------
       Total Current Assets                                     459,996
Property and equipment, net of accumulated depreciation
  of $89,051 at July 31, 2005                                   232,629
U.S. Treasury Bonds - Restricted (see Note 4)                 4,947,165
Other Assets                                                      7,616
                                                            ------------
Total Assets                                               $  5,647,406
                                                            ============
       Liabilities and Shareholders' Equity
Current
 Liabilities
  Accounts payable                                         $    167,784
  Accrued
   payroll                                                       73,215
  Deferred revenue (see Notes 2 and 6)                          350,000
  Note payable - related party (see
   Note3)                                                        94,000
                                                            ------------
       Total Current Liabilities                                684,999
Commitments and contingencies (notes 4 and 6)

  Contingent loss on derivative and equity swap                 543,450
Series A 8% convertible preferred stock $.001 par
  value; 200,000 shares authorized, none outstanding
Shareholders' equity (see Note 4):
  Preferred stock, $.001 par value, 10,000,000 shares authorized for issuance in one or more series.
  Common stock, $.001 par value; 100,000,000 shares authorized; 28,470,675 shares issued and

  outstanding at July 31, 2005                                   28,472

  Additional paid-in
   capital                                                   22,109,422

  Stock subscription receivable - related party (see
   Note 3)                                                      (67,500)

  Stock subscription receivable                                (133,000)

  Unrealized loss on marketable
   securities                                                   (76,356)

  Deficit accumulated during the development stage          (17,442,081)
                                                            ------------
       Total shareholders' equity                             4,418,957
                                                            ------------
Total liabilities and shareholders'
 equity                                                       5,647,406
                                                            ------------

                                                            ------------
The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                                                          For the period
                                                                              from
                                              For the        For the     January 16,2002
                                            Year Ended     Year Ended    (inception) to
                                           July 31, 2005  July 31, 2004   July 31, 2005
                                          -----------------------------------------------

Revenue                                      $    58,447    $    12,545     $     70,992

Operating expense
  Cost of equipment sold                     $    31,500    $     3,600     $     35,100
  General and administrative expenses -
   other                                       6,401,034      8,923,935       16,646,658

  Consulting fees - related party                                53,588          287,065
                                          -----------------------------------------------
Total Operating expenses                     $ 6,432,534    $ 8,981,123     $ 16,968,823
Other Income/Loss
  Loss on interest rate derivative swap      $    43,450                    $     43,450

  Loss on equity swap                            500,000                    $    500,000

Loss before provision for income taxes        (6,917,537)    (8,968,578)     (17,441,281)

  Provision for income taxes                           -                             800

                                          -----------------------------------------------
Net loss                                     $(6,917,537)   $(8,968,578)    $(17,442,081)
                                          ===============================================
Other Comprehensive Income
  Unrealized loss on marketable securities   $    76,356                    $     76,356
Total comprehensive loss                     $(6,993,893)   $(8,968,578)    $(17,518,437)
                                          ===============================================

Net loss available to common shareholders
  per common share - basic and diluted       $     (0.29)   $     (0.62)    $      (1.14)

Weighted average common shares - basic
                                          -----------------------------------------------
  and diluted                                 23,887,938     14,436,016       15,278,960
                                          ===============================================

     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                                                          For the period
                                                                                from
                                               For the        For the     January 16,2002
                                             Year Ended     Year Ended     (inception) to
                                            July 31, 2005  July 31, 2004   July 31, 2005
                                           ------------------------------------------------
Cash flows from operating activities:
  Net loss                                    $(6,917,537)   $(8,968,578)     $(17,442,081)

    Adjustments to reconcile net
      loss to net cash used in operating
      activities:
      Non-cash items included in the net
        loss:
      Depreciation                                 71,059         15,644            89,052
      Amortization and expenses related to
        stock and stock options                 4,636,065      7,293,494        12,864,625
      Loss on interest rate derivative swap        43,450                           43,450
      Loss on equity swap                         500,000                          500,000
      The intrinsic value of non-detachable
        conversion rights of the Series A
         8%
        preferred stock                                            1,184             9,800
      Issuance of stock for payment of interest                                      3,266

    Change in Assets
      Accounts Receivable                          12,545        (12,545)                -
      Inventory                                  (208,088)      (196,400)         (404,488)
      Other Assets                                  7,000        (14,616)           (7,616)

    Change in Liabilities:
      Accrued payroll                              56,796       (237,352)           73,215
      Accounts payable                            114,470         (7,685)          167,784
      Accrued interest officers                                   (1,906)                -
      Deferred Revenue                                           350,000           350,000
      Note Payable - officer                       94,000                           94,000
      Note Payable                                 (2,333)         2,333                 -
                                           ------------------------------------------------
Net cash used in operating activities          (1,592,573)    (1,776,427)       (3,658,993)

                                                            (continued)

     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                                                            For the period
                                                                                  from
                                               For the          For the     January 16,2002
                                             Year Ended       Year Ended     (inception) to
                                            July 31, 2005    July 31, 2004   July 31, 2005
                                          --------------------------------------------------
Cash flows used in investing activities:

  Payments to acquire property
    and equipment                               $  (63,324)      $ (231,764)    $  (321,680)
                                          --------------------------------------------------

Net cash flows used in investing
 activities                                        (63,324)        (231,764)       (321,680)

Cash flows provided by financing
 activities:

  Proceeds from issuance of preferred
   stock                                                 -                           90,100
  Proceeds from issuance of common
    stock - related party                                                            22,500
  Proceeds from issuance of common stock           792,030        2,016,502       3,012,032
  Proceeds from exercise of warrants               184,654          445,751         630,405
  Proceeds from exercise of options                237,144                          237,144
  Proceeds from issuance of debenture                    -                           17,000
  Proceeds from notes payable and
    advances - related parties                                          583          17,000
                                                                                          -
  Stock subscription receivable                          -           10,000          10,000
  Advances from officers                                                                  -
                                          --------------------------------------------------
Net cash provided by financing activities        1,213,828        2,472,836       4,036,181

Net increase in cash and cash equivalents         (442,069)         464,645          55,508

Cash and cash equivalents, beginning of            497,577           32,932               -
  period

                                          --------------------------------------------------
Cash and cash equivalents, end of period        $   55,508       $  497,577     $    55,508
                                          ==================================================
Supplemental Disclosure of Cash Flow Information
Cash paid for interest                                                    -               -
Cash paid for income taxes                                                -     $       800
Supplemental Disclosure of Non-Cash
 Investing and Financing Activities
  Exercise of options applied against
   notes                                                         $   17,000     $    17,000
                                                                  ==========     ===========
  Payment of accounts payable with stock                             12,025          12,025
                                                                  ==========     ===========
  Conversion of preferred stock to common
    stock                                                            27,500          27,500
                                                                  ==========     ===========
  Issuance of common stock for services         $4,636,065        7,293,494     $12,864,625
  Issuance of stock for note - related
   party                                                             67,500          67,500
  Issuance of stock for notes                      133,000                          133,000

     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2005

                                                                     Stock and
                                                                      Options   Receivable    Defecit
                                                                       Issued      From      Accumulated
                                                           Additional    for    Exercise of   During the
                                        Common     Common   Paid-In    Future      Stock     Development
                                        Shares      Stock   Capital   Services    Options       Stage          Total
                                   ------------------------------------------------------------------------------------
Balance at January 16, 2002,
inception

Issuance of founders' shares at the
par value of $.001 per share in

February 2002 for cash               8,350,000    $ 8,350                                                   $  8,350

Issuance of common stock for
the value of legal services
provided at $.001 per share in

April 1, 2002                          400,000        400    $ 3,604                                           4,004

Issuance of common stock to two
former officers for the
then-believed value of services
provided at $.01 per share in

April 2002                           1,000,000      1,000      9,000                                          10,000

Issuance of common stock for
cash at $.25 per share from

May 2002 to July 2002                  320,000        320     79,680                                          80,000

Net loss for the period ended

July 31, 2002                                                                                $ (127,365)  $ (127,365)

                                   ------------------------------------------------------------------------------------
Balance at July 31, 2002            10,070,000     10,070     92,284         -          -      (127,365)     (25,011)

     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2005


                                                                     Stock and
                                                                      Options   Receivable    Defecit
                                                                       Issued      From      Accumulated
                                                           Additional    for    Exercise of   During the
                                        Common     Common   Paid-In    Future      Stock     Development
                                        Shares      Stock   Capital   Services    Options       Stage          Total
                                      -------------------------------------------------------------------------------
Issuance of common stock for cash
at $.25 per share in August 2002 and
September 2002.                        214,000       $214    $53,286                                         $53,500

Issuance of stock options to a
director for future services based upon
the stock option's fair value of $.30 in
August 2002.                                                  54,640  $(54,640)                              $     -

Issuance of common stock for cash
at $.25 per share in September 2002
to a related party.                     90,000         90     22,410                                          22,500

Issuance of 100,000 shares of
common stock for software acquired
based upon the fair value of the
stock of $1.00 per share in October
2002. This transaction was subsequently
rescinded and the software returned
to the vendor and the shares returned
to the Company in December 2002.

     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2005

                                                                     Stock and
                                                                      Options   Receivable    Defecit
                                                                       Issued      From      Accumulated
                                                           Additional    for    Exercise of   During the
                                        Common     Common   Paid-In    Future      Stock     Development
                                        Shares      Stock   Capital   Services    Options       Stage          Total
                                      -------------------------------------------------------------------------------
Issuance of common stock to a
related party consultant for
future services based upon the fair
value of the stock of $1.00 per share
in October 2002.                        50,000        $50    $49,950  $(50,000)

Issuance of common stock to a
consultant for future services
based upon the fair value of the
stock of
$1.00 per share in October 2002.       150,000        150    149,850  (150,000)

Issuance of stock options to a related
party consultant for future services
based upon a stock option's fair value
of $.83 in October 2002.                                     187,065  (187,065)

Issuance of stock options to a
consultant for future services
 based upon a stock option's fair value
 of $.83 in October 2002.                                    124,710  (124,710)

     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2005

                                                                     Stock and
                                                                      Options   Receivable    Defecit
                                                                       Issued      From      Accumulated
                                                           Additional    for    Exercise of   During the
                                        Common     Common   Paid-In    Future      Stock     Development
                                        Shares      Stock   Capital   Services    Options       Stage          Total
                                      -------------------------------------------------------------------------------
Issuance of stock options to a
consultant for future services
base dupon the stock option's fair
value of $.83 in November 2002.                              $83,140  $(83,140)

Issuance of common stock to a
related party consultant for
future services based upon the
fair value of the stock of
$1.00 per share in December 2002.       50,000    $    50     49,500  $(50,000)

Issuance of common stock to a
consultant for future services
based upon the fair value of the stock
of $1.00 per share in December 2002.      5000          5   $  4,995   ( 5,000)

     The accompanying notes are an integral part of the financial statements

                                           Aegis Assessments, Inc.
                                        (A Development Stage Company)
                                     Statements of Shareholders' Deficit
                      For the Period from January 16, 2002 (Inception) to July 31, 2005

                                                                     Stock and
                                                                      Options   Receivable    Defecit
                                                                       Issued      From      Accumulated
                                                           Additional    for    Exercise of   During the
                                        Common     Common   Paid-In    Future      Stock     Development
                                        Shares      Stock   Capital   Services    Options       Stage          Total
                                      -------------------------------------------------------------------------------
The intrinsic value of the non-
detachable conversion rights recog-
nized at the date of issuance of the
Series A 8% Convertible Preferred
Stock (from November 2002 to July
2003) whose conversion terms were
below their fair value.                                     $  9,800                                       $  9,800

Issuance of common stock to two
officers and major shareholders to
satisfy accrued officers' compensation
based upon the fair value of the
stock of $1.00 per share in
December 2002.                         104,000       $104    103,896                                        104,000

Issuance of 200,000 shares of
common stock as an inducement to
defer an officer's compensation pay-
ments based upon the fair value of
the stock of $1.00 per share in Jan-
uary 2003, subsequently rescinded
in July 2003.

     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2005

                                                                     Stock and
                                                                      Options   Receivable    Defecit
                                                                       Issued      From      Accumulated
                                                           Additional    for    Exercise of   During the
                                        Common     Common   Paid-In    Future      Stock     Development
                                        Shares      Stock   Capital   Services    Options       Stage          Total
                                      -------------------------------------------------------------------------------
Issuance of common stock to a
consultant for future services
based upon the fair value of
the stock of $1.00 per share
in February 2003.                      100,000       $100   $ 99,900  $(100,000)

Issuance of common shares to two
consultants for future services
based upon the fair value of the
stock of $1.00 per share in
March 2003.                            108,571        109    108,462   (108,571)

Issuance of stock options to an
employee at an exercise price
below fair value in March 2003.                                7,000                                          $7,000

Issuance of stock options to a
consultant for future services based
upon the stock option's fair value of $.46
in May 2003.                                                  22,830    (22,830)

     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2005

                                                                     Stock and
                                                                      Options   Receivable    Defecit
                                                                       Issued      From      Accumulated
                                                           Additional    for    Exercise of   During the
                                        Common     Common   Paid-In    Future      Stock     Development
                                        Shares      Stock   Capital   Services    Options       Stage          Total
                                      -------------------------------------------------------------------------------
Issuance of common shares as the
result of the exercise of a stock
option by a related party
(the brother of an officer and
major shareholder) that provided
for an exercise price of $.30
per share in May 2003.  The related
party issued a promissory note to pay
for the shares issued, which is still
outstanding as of the report date.     225,000       $225    $67,275             $(67,500)

Issuance of common shares to a re-
lated party in May 2003 as a
result of the conversion of
convertible debentures including
related accrued interest and
preferred stock including dividends,
each with an exercise price of $1.00
per share of 17,510 and 64,172
common shares respectively.             81,682         82     81,600                                        $81,682

     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2005

                                                                     Stock and
                                                                      Options   Receivable    Defecit
                                                                       Issued      From      Accumulated
                                                           Additional   for     Exercise of   During the
                                        Common     Common   Paid-In    Future      Stock     Development
                                        Shares      Stock   Capital   Services    Options       Stage          Total
                                      -------------------------------------------------------------------------------
Issuance of investment units
comprised of one share of
common stock and two stock
warrants at a price of
$1.50 per unit in July 2003.            46,667        $47     $69,953                                        $70,000

Amortization of the prepayment of
services for the year ended
July 31, 2003                                                         $801,712                              $801,712

Net loss for the year ended
July 31, 2003                                                                               $ 1,428,601   $1,428,601
                                      -------------------------------------------------------------------------------
Balance at July 31, 2003            11,294,920    $11,296 $1,442,996 $(134,244)  $(67,500)  $(1,555,966)   $(303,418)


Issuance of common shares as
a result of the conversion of
convertible preferred stock,
including accrued interest
of $1,184, at $1.00 per
common share in August 2003.            28,684         29     28,655                                          28,684
                                                                                                                   -
Issuance of common shares to
three consultants for future                                                                                       -
services based upon the fair                                                                                       -
value of the stock of
$1.00 per share in September 2003.     412,500        412    412,088  (412,500)                                    -

     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2005

                                                                     Stock and
                                                                      Options   Receivable    Defecit
                                                                       Issued      From      Accumulated
                                                           Additional    for    Exercise of   During the
                                        Common     Common   Paid-In    Future      Stock     Development
                                        Shares      Stock   Capital   Services    Options       Stage          Total
                                      -------------------------------------------------------------------------------
Issuance of common shares to a                                                                                     -
consultant for future services,                                                                                    -
and forgiveness of $12,025 owed                                                                                    -
the consultant, based upon the fair                                                                                -
value of the stock of $1.00 per share                                                                              -
in September 2003.                     500,000        500    499,500  (500,000)                                    -
                                                                                                                   -
Issuance of common shares as a                                                                                     -
result of the exercise of $.10                                                                                     -
stock options by a officer                                                                                         -
and major share-                                                                                                   -
holder in October 2003.                100,000        100      9,900                                          10,000
                                                                                                                   -
Issuance of common shares as a                                                                                     -
result of the exercise of $.10                                                                                     -
stock options by a officer                                                                                         -
in October2003.                         70,000         70      6,930                                           7,000
                                                                                                                   -
Issuance of restricted common
shares to a consultant for                                                                                         -
future services based on the                                                                                       -
fair value of the stock of                                                                                         -
$1.00 per share in December 2003.      250,000        250    249,750  (250,000)                                    -

     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2005

                                                                     Stock and
                                                                      Options   Receivable    Defecit
                                                                       Issued      From      Accumulated
                                                           Additional    for    Exercise of   During the
                                        Common     Common   Paid-In    Future      Stock     Development
                                        Shares      Stock   Capital   Services    Options       Stage          Total
                                      -------------------------------------------------------------------------------
Issuance of unrestricted common shares                                                                             -
to a consultant for future services                                                                                -
based on the fair value of the stock of                                                                            -
$3.90 per share in January 2004.       200,000        200    779,800  (780,000)                                    -
                                                                                                                   -
Issuance of unrestricted common shares                                                                             -
to a consultant for future services                                                                                -
based on the fair value of the stock of                                                                            -
$4.10 per share in January 2004.         5,000          5     20,495   (20,500)                                    -
                                                                                                                   -
Issuance of common shares as a                                                                                     -
result of the exercise of $1.00 stock                                                                              -
options by an employee in December
 2003.                                   1,800          2      1,798                                           1,800
                                                                                                                   -
Issuance of common shares as a                                                                                     -
result of the exercise of $1.00 stock                                                                              -
options by a consultant in January
 2004.                                  10,000         10      9,990                                          10,000
                                                                                                                   -
Issuance of restricted common shares                                                                               -
to an officer for future services                                                                                  -
based on the fair value of the stock of                                                                            -
$1.00 per share in March 2004.         300,000        300    299,700  (300,000)                                    -

     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2005

                                                                     Stock and
                                                                      Options   Receivable    Defecit
                                                                       Issued      From      Accumulated
                                                           Additional    for    Exercise of   During the
                                        Common     Common   Paid-In    Future      Stock     Development
                                        Shares      Stock   Capital   Services    Options       Stage          Total
                                      -------------------------------------------------------------------------------
Issuance of restricted common shares                                                                               -
to two consultants for future services
based on the fair value of the stock of                                                                            -
$1.00 per share in March 2004.          300,000       300    299,700    (300,000)                                  -
                                                                                                                   -
Issuance of restricted common shares                                                                               -
to an officer for future services                                                                                  -
based on the fair value of the stock of                                                                            -
$1.00 per share in April 2004.          300,000       300    299,700    (300,000)                                  -
                                                                                                                   -
Issuance of restricted common shares                                                                               -
to a director for future services                                                                                  -
based on the fair value of the stock of                                                                            -
$1.00 per share in April 2004.          200,000       200    199,800    (200,000)                                  -
                                                                                                                   -
Issuance of restricted common shares                                                                               -
to three consultants for future
services based on the fair value                                                                                   -
of the stock of                                                                                                    -
$1.00 per share in April 2004.        1,107,000     1,107  1,105,893  (1,107,000)                                  -

Issuance of restricted common shares
to two consultants for future
services based on the fair
value of the stock of
$1.00 per share in May 2004.            150,000       150    149,850    (150,000)                                  -

     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2005

                                                                     Stock and
                                                                      Options   Receivable    Defecit
                                                                       Issued      From      Accumulated
                                                           Additional    for    Exercise of   During the
                                        Common     Common   Paid-In    Future      Stock     Development
                                        Shares      Stock   Capital   Services    Options       Stage          Total
                                      -------------------------------------------------------------------------------
Issuance of unrestricted common
shares to an officer for future                                                                                    -
services based on the fair                                                                                         -
value of the stock of                                                                                              -
$3.40 per share in March 2004.         400,000       400   1,359,600  (1,360,000)                                  -

Issuance of unrestricted common
shares to a consultant for                                                                                         -
future services based on the fair                                                                                  -
value of the stock of                                                                                              -
$3.40 per share in March 2004.         100,000       100     339,900    (340,000)                                  -
                                                                                                                   -
Issuance of unrestricted common
shares to a consultant for                                                                                         -
future services based on the                                                                                       -
fair value of the stock of                                                                                         -
$3.60 per share in March 2004.         300,000       300   1,079,700  (1,080,000)                                  -
                                                                                                                   -
Issuance of unrestricted common
shares to a consultant for                                                                                         -
future services based on the fair                                                                                  -
value of the stock of                                                                                              -
$3.95 per share in April 2004.          15,000        15      59,235     (59,250)                                  -
                                                                                                                   -
Issuance of common shares as a                                                                                     -
result of the exercise of $.10 stock                                                                               -
options by a officer and major
share holder in May 2004.                                                                                          -
                                       100,000       100       9,900                                          10,000

     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2005

                                                                     Stock and
                                                                      Options   Receivable    Defecit
                                                                       Issued      From      Accumulated
                                                           Additional    for    Exercise of   During the
                                        Common     Common   Paid-In    Future      Stock     Development
                                        Shares      Stock   Capital   Services    Options       Stage          Total
                                      -------------------------------------------------------------------------------
Issuance of investment units
pursuant to a private offering                                                                                     -
dated June 2003. Each $1.50 unit
consists of one share of common
stock and two warrants.  Amounts are                                                                               -
for the year ended 7/31/04             254,667      255      381,745                                         382,000

Issuance of common shares as a
result of the exercise of                                                                                          -
warrants acquired in the
June 2003 private offering.                                                                                        -
Amounts  are                                                                                                       -
for the year ended 7/31/04.            221,667      221      110,613                                         110,834
                                                                                                                   -
Issuance of investment units
pursuant to a private offering                                                                                     -
dated October 2003.
Each $1.50 unit consists of                                                                                        -
one share of common
stock and one warrant. Amounts are                                                                                 -
for the year ended 7/31/04           1,081,800    1,082    1,621,619                                       1,622,701
                                                                                                                   -
Issuance of common shares as a
result of the exercise of                                                                                          -
warrants acquired in the
October 2003 private offering.
Amounts are                                                                                                        -
for the year ended 7/31/04.            669,836      670      334,248                                         334,918

     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2005

                                                                     Stock and
                                                                      Options   Receivable    Defecit
                                                                       Issued      From      Accumulated
                                                           Additional    for    Exercise of   During the
                                        Common     Common   Paid-In    Future      Stock     Development
                                        Shares      Stock   Capital   Services    Options       Stage          Total
                                      -------------------------------------------------------------------------------
Amortization of the prepayment of
services for the year ended July
31, 2004                                                             7,293,494                             7,293,494

Net loss for the year ended July
31, 2004                                                                                    $(8,968,578)  (8,968,578)

                                      -------------------------------------------------------------------------------
Balance at July 31, 2004            18,222,874  $18,374  $11,113,105   $-       $(67,500)  $(10,524,544)    $539,435
                                      ===============================================================================


Issuance of common shares as a
result of the exercise of $.30
stock options by a director in
September 2004                          20,000       20        5,980                                           6,000

Issuance of common shares in exchange
for U.S. Treasury bonds in
November 2004                        5,023,521    5,000    4,995,000                                       5,000,000

Issuance of common shares as a
result of the exercise of $1
stock options by a former
consultant in January 2005.             10,000       10        9,990                                          10,000

     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2005

                                                                     Stock and
                                                                      Options   Receivable    Defecit
                                                                       Issued      From      Accumulated
                                                           Additional    for    Exercise of   During the
                                        Common     Common   Paid-In    Future      Stock     Development
                                        Shares      Stock   Capital   Services    Options       Stage          Total
                                      -------------------------------------------------------------------------------
Issuance of common shares as a
result of the exercise of $.10
stock options by a consultant.
The options were
issued in exchange for future
services based on the fair
value of the stock of
$1.65 per share in January 2005        480,000      480      791,520  (744,000)   (48,000)                         -

Issuance of common shares as a
result of the exercise of stock
options by a consultant.The
options were issued in exchange
for $15,000 and future services
based on the fair value of the
stock of $1.60 per share in
January 2005                           115,000      115      183,935  (169,050)                               15,000

Issuance of common shares as a
result of the exercise of stock
options by a consultant.The
options were issued in exchange
for $13,500 and future services
based on the fair value of the
stock of $1.42 per share in
January 2005                           103,500   103.50   146,911.50  (133,515)                               13,500

     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2005

                                                                     Stock and
                                                                      Options   Receivable    Defecit
                                                                       Issued      From      Accumulated
                                                           Additional    for    Exercise of   During the
                                        Common     Common   Paid-In    Future      Stock     Development
                                        Shares      Stock   Capital   Services    Options       Stage          Total
                                      -------------------------------------------------------------------------------
Issuance of restricted common
shares to a consultant for
future services based on
the fair value of the stock of
$1.00 per share in January 2005.        60,000       60       59,940   (60,000)                                    -

Issuance of restricted common
shares to a consultant for future
services based on the fair
value of the stock of
$1.00 per share in January 2005.        50,000       50       49,950   (50,000)                                    -

Issuance of restricted common
shares to a consultant for future
services based on the fair value
of the stock of
$1.00 per share in January 2005.       150,000      150      149,850  (150,000)                                    -

Issuance of common shares as a
result of the exercise of $.15
stock options by a consultant.
The options were issued in
exchange for future services
based on the fair value of the
stock of $1.16 per share in
March 2005                             250,000      250      289,750  (252,500)                               37,500

     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2005

                                                                     Stock and
                                                                      Options   Receivable    Defecit
                                                                       Issued      From      Accumulated
                                                           Additional    for    Exercise of   During the
                                        Common     Common   Paid-In    Future      Stock     Development
                                        Shares      Stock   Capital   Services    Options       Stage          Total
                                      -------------------------------------------------------------------------------
Issuance of common shares as a
result of the exercise of $.10
stock options by a consultant.
The options were issued in
exchange for future services
based on the fair value of the
stock of $1.75 per share in
March 2005                             770,000      770    1,346,730 (1,270,500)                              77,000

Issuance of common shares as a
result of the exercise of $.10
stock options by two officers
and major share holders in
March 2005.  The options were
exercised in exchange for accrued
officers' compensation                 341,440   341.44    33,802.56                                          34,144

Issuance of common shares as a
result of the exercise of $.10
stock options by a consultant.
The options were issued in
exchange for future services
based on the fair value of the
stock of $1.30 per share in
April 2005                             250,000      250      324,750   (300,000)                              25,000

     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2005

                                                                     Stock and
                                                                      Options   Receivable    Defecit
                                                                       Issued      From      Accumulated
                                                           Additional    for    Exercise of   During the
                                        Common     Common   Paid-In    Future      Stock     Development
                                        Shares      Stock   Capital   Services    Options       Stage          Total
                                      -------------------------------------------------------------------------------
Issuance of common shares as a
result of the exercise of $.10
stock options by a consultant.
The options were issued in
exchange for futureservices
based on the fair value of the
stock of $1.15 per share in
April 2005                             250,000      250      287,250  (262,500)                               25,000

Issuance of common shares as a
result of the exercise of $.10
stock options by a consultant.
The options were issued in
exchange for future services
based on the fair value of the
stock of $1.20 per share in
April 2005                             300,000      300      579,700  (550,000)   (30,000)                         -

Issuance of restricted common
shares to three consultants
for future services based on
the fair value of the stock of
$1.00 per share in March 2005.         160,000      160      159,840 ( 160,000)                                    -

     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2005

                                                                     Stock and
                                                                      Options   Receivable    Defecit
                                                                       Issued      From      Accumulated
                                                           Additional    for    Exercise of   During the
                                        Common     Common   Paid-In    Future      Stock     Development
                                        Shares      Stock   Capital   Services    Options       Stage          Total
                                      -------------------------------------------------------------------------------
Issuance of common shares as a
result of the exercise of $.10 stock
options by a consultant.The options
were issued in exchange for future
services based on the fair value
of the stock of $.98 per share in
June 2005                              550,000      550      538,450  (484,000)   (55,000)                         -

Issuance of restricted common shares
to a consultant for future services
based on the fair value of the stock of
$1.00 per share in March 2005.          50,000       50       49,950   (50,000)                                    -

Issuance of investment units
pursuant to a private offering
dated October 2003. Each
$1.50 unit consists of one share
of common stock and one warrant.
Amounts are for the year ended
7/31/05                                198,169   198.17   297,056.59                                      297,254.76

Issuance of common shares as a
result of the exercise of warrants
acquired in the October 2003 private
offering. Amounts are
for the year ended 7/31/05             396,310   396.31   197,758.69                                      198,155.00

     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit
        For the Period from January 16, 2002 (Inception) to July 31, 2005

                                                                     Stock and
                                                                      Options   Receivable    Defecit
                                                                       Issued      From      Accumulated   Unrealized
                                                           Additional    for    Exercise of   During the   Loss From
                                        Common     Common   Paid-In    Future      Stock     Development   Marketable
                                        Shares      Stock   Capital   Services    Options       Stage      Securities     Total
                                      --------------------------------------------------------------------------------------------
Issuance of investment units
pursuant to a private offering
dated November 2004. Each $1.00
unit consists of one share of
common stock and one warrant.
Amounts are for the year ended
7/31/05                               549,132    549.13   452,600.87                                                      453,150

Issuance of common shares as
a result of the exercise
of warrants acquired in
the November 2004 private
offering. Amounts are for
the year ended 7/31/05                 44,250     44.25    22,080.75                                                    22,125.00


Unrealized loss on marketable
 securities                                                                                                 (76,356)     (52,835)

Net loss for the year ended
July 31, 2005                                                                                (6,917,537)              (6,917,537)

                             --------------------------------------------------------------------------------------
Balance at July 31, 2005           28,470,675    28,472   22,109,422            (200,500)   (17,442,081)    (76,356)   4,418,957

     The accompanying notes are an integral part of the financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

As of July 31, 2005 and For the Years Ended July 31, 2005 and July 31, 2004, and
       For the Period January 16, 2002 (inception) Through July 31, 2005
--------------------------------------------------------------------------------



1.  Organization and Basis of Presentation
    --------------------------------------

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


2.  Summary of Significant Accounting Policies
    ------------------------------------------

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires the measurement of the cost of employees services received in exchange for an award of the entity's equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt SFAS No. 123R on December 15, 2005, which will require stock-based compensation expense to be recognized against earnings for the portion of outstanding unvested awards, based on the grant date fair value of those awards calculated using a Black-Scholes pricing model under SFAS 123 for pro forma disclosure. The Company is currently evaluating to what extent the entity's equity instruments will be used in the future for employees services and the transition provisions of this standard; therefore, the impact to the Company's financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty.

Development Stage Operations

Aegis Assessments, Inc. is a development stage company and has limited operating history with insignificant revenues. The Company was incorporated under the laws of the State of Delaware on January 16, 2002. As of July 31, 2005 the Company completed development of its core product, a specialized emergency response and communication systems for law enforcement agencies at all levels, the U.S. Department of Defense, and select commercial firms. The Company refers to this product as the "Aegis SafetyNet Radio Bridge, or "Radio Bridge," system. The Company is now engaged in producing the systems and establishing sales distribution channels.

Cash and cash equivalents - The Company considers all highly liquid cash investments with original maturities of 90 days or less to be cash equivalents. The Company periodically maintains cash balances in excess of FDIC limits.

Inventory - Inventory is stated at lower of cost or market (average cost method)
and  consists  of  units   completed   and  deposits  made  with  an  outsourced
manufacturer.

Marketable securities - Marketable securities are stated at the lower of cost or market value and consists of U.S. Treasury Bonds.

Initial Production and Sales Activity

In May 2004, the Company received its first purchase order for the Aegis SafetyNet Radio Bridge system and began production. The initial $2.4 million purchase order was accompanied by a progress payment of $350,000 against the first units. As of July 31, 2005, the Company had delivered 52 units to the distributor. The progress payment was recorded as deferred revenue. The Company anticipates significant involvement in the distributor's resale activities and will not record revenue related to the units until they are sold to end-users.

An additional eight Radio Bridge units have been sold directly by the Company to end-users. Full payment for these sales was received by July 31, 2005.

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

Costs of Promotional Materials

The cost of promotional materials is expensed as incurred, and includes such items as the cost to produce a corporate capabilities video. The Company incurred promotional costs totaling $18,272 and $44,363 in the years ended July 31, 2005 and July 31, 2004 respectively.

Revenue Recognition

The Company recognizes revenue according to Staff Accounting Bulletin 104, Revenue Recognition which clarifies U.S. generally accepted accounting principles for revenue transactions. Accordingly, revenue is recognized when an order has been received, the price is fixed and determinable, the order is shipped and installed, collection is reasonably assured and the Company has no significant obligations remaining.

Short-term investments

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" The Company has classified its investments as available for sale and records the investment at fair market value.

Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. As of July 31, 2005 and July 31, 2004, the Company has provided a 100% valuation allowance for the deferred tax asset, since management has not been able to determine that the realization of that asset is more likely than not.

The Company's net deferred tax assets consists of the following:

Tax effect of net operating loss:     $     6,103,341

Less valuation allowance:             $     6,103,341
                                     -------------------------------------------

Net deferred tax asset:               $           -

During the year ended July 31, 2005, the Company's deferred tax valuation allowance increased by $2,412,341.

As of July 31, 2005, the Company had a net operating loss carryforward of $17,438,117, which will begin to expire in 2018.

The Company's effective tax rate differed from the statutory rate primarily because of increases of the valuation allowance.

Basic and Diluted Loss Per Share

The basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of July 31, 2004, the Company had 6,238,200 outstanding stock options, and warrants that can be converted into 678,298 shares of common stock. As of July 31, 2005 the Company had 5,926,760 outstanding stock options, and warrants that could be converted into 422,882 shares of common stock. (using the treasury stock method). The options and warrants would have an anti-dilutive effect and, therefore, are not included in diluted loss per share.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods, generally accelerated depreciation, for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories, and the costs incurred by category, are as follows:

                                                                Estimated
                                                               Useful Life

Office equipment                               $  122,788          3 years
Shop equipment                                    114,143          5 years
Office furniture                                   24,602          7 years
Product demonstration equipment                    31,147          5 years
Automobiles                                        29,000          5 years
                                        ------------------

                                                  321,680


Less: Accumulated Depreciation                   (89,051)
                                        ------------------

Net property and equipment                     $  232,629
                                        ==================

The Company recorded depreciation expense of $71,059 and $15,644 for the years ended July 31, 2005 and July 31, 2004 respectively.

Stock-Based Compensation

The Company accounts for its two stock option plans and other stock-based employee compensation using the intrinsic value method and related interpretations. Accordingly, compensation expense is recorded on the date of grant only to the extent the current market price of the underlying stock exceeds the option exercise price.

During the year ended July 31, 2005 the Company recorded no stock based compensation to employees. However, employees and directors were issued three-year options to purchase 2.31 million shares at $1.20 per share, the market value of the shares on the date the options were issued. During the year ended July 31, 2004 the Company recorded $600,000 in stock based compensation to employees, and an additional $200,000 in directors' fees, both in the form of restricted common shares, valued a $1 per share. In addition, employees and directors were issued three-year options to purchase 2.31 million shares at $1.20 per share, the market value of the shares on the date the options were issued.

Had compensation expense been determined based on the fair values at dates of grant for its stock options under the fair value approach, net loss and net loss per share would have been reported as indicated in the pro forma results below:

                                                                              For the
                                                                            Period From
                                            For the         For the       January 16, 2002
                                           Year Ended      Year Ended      (Inception) to
                                           July 31, 2005  July 31,2004         July 31, 2005
                                        ----------------------------------------------------
Net loss, as reported                       $(6,917,537)    $(8,968,578)       $(17,442,081)

Add:  Stock-based compensation expense
  included in reporting net loss                      -               -                   -

Deduct:  Stock based employee compensation
  expense determined under fair value
  based method                                        0      (4,581,500)       $ (5,188,276)
                                        ----------------------------------------------------
Pro forma net loss                          $(6,917,537)   $(13,550,078)       $(22,600,463)

Net loss per share, as reported                   (0.29)          (0.62)              (1.14)

Net loss per share, pro forma                     (0.29)          (0.94)              (1.48)

The fair value under FAS 123 for options granted were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

           Expected life (years)                      3               3
           Interest rate                           3.00%           3.00%
           Volatility                                 0%             96%
           Dividend yield                             0               0
           Weighted average of fair market
           of options granted value         $      0.01    $       1.87

Research and Development and Software Development

Research and development costs are charged to expense as incurred. For the year ending July 31, 2005 the Company expensed approximately $175,000 in research and development cost.

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

Derivative and Equity Swap Transaction

On November 23, 2004 the Company received $5,000,000 in U.S. Treasury bonds in a private placement of the Company's common stock. Subsequently, the Company entered into a derivative swap transaction in which the bonds, including the interest earned on the bonds during the 24-month period of the swap agreement, have been pledged as security. The swap contract calls for a single settlement date between the parties on November 23, 2006. See Note 4 below. The accrued net obligation due under the agreement, if any, is periodically recorded as a contingent liability and a corresponding loss on the activity. The amount of the contingent liability due Cogent as of July 31, 2005 is $543,450. The bonds mature in October 2006.

The Company entered into these derivative swap transactions in connection with the management of its exposure to fluctuations in interest rates, and equity prices. These financial exposures are managed in accordance with corporate policies and procedures.

All  derivatives  are  recorded  at fair value on the balance  sheet.
Effective changes in fair value of derivatives designated as cash flow hedges and hedges of a net investment in a foreign operation are recorded in net unrealized gain / (loss) on derivatives, a separate component of other comprehensive income (loss). Amounts are reclassified from accumulated other comprehensive income (loss) when the underlying hedged item affects earnings.

All ineffective changes in fair value are recorded currently in earnings. Changes in fair value of derivatives designated as fair value hedges are recorded currently in earnings offset, to the extent the derivative was effective, by changes in fair value of the hedged item. Changes in fair value of derivatives not designated as hedging instruments are recorded currently in earnings.

Amortization of Deferred Compensation

The Company has issued stock and options, including below market options, for services since its inception as a means of financing development stage activities. Although in most cases the period of service for shares and options issued during the year ended July 31, 2005 extends beyond the fiscal year end, the actual period of service is ultimately in doubt. For this reason the Company expenses such services when the shares or options are issued. The total amount expensed in the year ended July 31, 2005 was $4,636,065.


3.  Related Party Transactions
    --------------------------


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

In June 2005 an officer loaned the Company $94,000 to purchase an automobile and provide operating capital. The loan is unsecured, payable on demand, and no interest is accruing.


4.  Stock Transactions
    ------------------

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

Year ended July 31, 2005

In July 2003, through a private placement the Company authorized 300,000 equity units, each of which consisted of one share of the Company's common stock, one warrant to acquire one share of the Company's common stock at $.50 per share, with an exercise period that expires six months after the purchase, and one warrant to acquire one share of the Company's common stock at $1.50 per share, with an exercise period that expires 18 months after purchase. As of January 31, 2005 a total of 254,667 of the units were sold for a total of $$382,000, and 221,667 of the warrants were exercised for a total of $110,834. No units were sold and no warrants were exercised during the year ended July 31, 2005. As of July 31, 2005 all 301,334 of the outstanding warrants had expired.

In October 2003, through a private placement the Company authorized the sale of 2,000,000 equity units for $1.50 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased. No units were sold prior to October 31, 2003. As of July 31, 2005 the Company had sold 1,279,969 units for a total of $1,919,955, and 1,066,146 of the warrants were exercised for a total of $533,074. Of these amounts, 198,169 of the units were sold and 396,310 of the warrants were exercised during the year ended July 31, 2005. As of July 31, 2005 all 178,823 of the outstanding warrants had expired.

In November 2004, the Company authorized through a private placement the sale of 2,000,000 equity units for $1.00 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased. As of July 31, 2005 the Company has sold 549,132 units for a total of $453,150, and 44,250 of the warrants were exercised for a total of $22,125. In addition, as of July 31, 2005 82,000 of the warrants had expired and 422,882 remain outstanding.

                                        Weighted
                                        Average
                                        Exercise
                              Warrants   Price
                             --------------------
Outstanding at July 31, 2004   678,298     $1.22

  July 2003 Offering
    Granted
    Exercised
    Expired                   (301,334)     1.50
                             --------------------
  Sub total                          -

  October 2003 Offering
    Granted                    198,169      0.50
    Exercised                 (396,310)     0.50
    Expired                   (178,823)     0.50
                             ----------
  Sub total                          -      0.50

  November 2004 Offering
    Granted                    549,132      0.50
    Exercised                  (44,250)     0.50
    Expired                    (82,000)     0.50
                             ----------
  Sub total                    422,882      0.50
Outstanding at July 31, 2005   422,882      0.50

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

In January 2005 the Company granted an option to acquire 480,000 shares of the Company's unrestricted common shares for $.10 a share to a consultant in exchange for services totaling $744,000, based on $1.65 per share, which was the fair value of the Company's common stock on the date of issuance. The option was also exercised in January 2005 via a note for $48,000 payable 90 days from the date of issue. The common stock underlying the options is subject to a market stand-off provision which provides that the holder shall not sell or otherwise transfer or dispose of any of the common stock in excess of 1,000 shares in any calendar week until the Company's common stock is listed on the American Stock Exchange.

In January 2005 the Company granted an option to acquire 115,000 shares of the Company's unrestricted common shares for $.13 a share to a consultant in exchange for services totaling $169,050, based on $1.60 per share, which was the fair value of the Company's common stock on the date of issuance.

In January 2005 the Company granted an option to acquire 103,500 shares of the Company's unrestricted common shares for $.13 a share to a consultant in exchange for services totaling $133,515, based on $1.42 per share, which was the fair value of the Company's common stock on the date of issuance.

In January 2005 a former consultant exercised his option to acquire 10,000 shares for $1.00 per share.

In January 2005, 260,000 shares of the Company's restricted common shares were issued to consultants in exchange for services totaling $ 260,000, based on $1.00 per share, which was the fair value of the Company's common stock on the date of issuance.

In March 2005 the Company granted an option to acquire 770,000 shares of the Company's unrestricted common shares for $.10 a share to a consultant in exchange for services totaling $1,270,500, based on $1.75 per share, which was the fair value of the Company's common stock on the date of issuance. The option was also exercised in March 2005.

In March 2005 the Company granted an option to acquire 250,000 shares of the Company's unrestricted common shares for $.15 a share to a consultant in exchange for services totaling $252,500, based on $1.16 per share, which was the fair value of the Company's common stock on the date of issuance. All the options were exercised at the time of grant.

In April 2005 the Company granted an option to acquire 250,000 shares of the Company's unrestricted common shares for $.10 a share to a consultant in exchange for services totaling $300,000, based on $1.30 per share, which was the fair value of the Company's common stock on the date of issuance. All the options were exercised at the time of grant.

In April 2005 the Company granted an option to acquire 250,000 shares of the Company's unrestricted common shares for $.10 a share to a consultant in exchange for services totaling $262,500, based on $1.15 per share, which was the fair value of the Company's common stock on the date of issuance. All the options were exercised at the time of grant.

In April 2005 the Company granted an option to acquire 500,000 shares of the Company's unrestricted common shares for $.10 a share to a consultant in exchange for services totaling $550,000, based on $1.20 per share, which was the fair value of the Company's common stock on the date of issuance. The consultant elected to exercise 300,000 of the options at the time of grant.

In March 2005, 160,000 shares of the Company's restricted common shares were issued to consultants in exchange for services totaling $160,000, based on $1.00 per share, which was the fair value of the Company's common stock on the date of issuance.

In June 2005 the Company granted an option to acquire 550,000 shares of the Company's unrestricted common shares for $.10 a share to a consultant in exchange for services totaling $484,000, based on $.98 per share, which was the fair value of the Company's common stock on the date of issuance. The options were also exercised in June 2005 via a note for $55,000 payable 90 days from the date of issue.

In June 2005, 50,000 shares of the Company's restricted common shares were issued to a consultant in exchange for services totaling $ 50,000, based on $1.00 per share, which was the fair value of the Company's common stock on the date of issuance.

The Company has reserved for future
      issuance common stock as follows:            July 31,       July 31,
                                                     2005           2004
                                                 -------------- -------------

      Employee common stock options                  5,926,790     6,238,200

      Warrants                                         422,882       678,298

      Common stock reserved for future issuance      6,349,672     6,916,498
                                                 ============== =============

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

The following table summarizes information about stock options granted and outstanding at July 31, 2005 and July 31, 2004, and the changes during the years then ended.

                                               Weighted
                                               Average
                                               Exercise
                                  Options       Price
                               -------------  ----------

Outstanding at July 31, 2002      2,500,000       $0.16
  Granted                         2,545,000        0.71
  Exercised                        (225,000)       0.30
  Canceled                         (750,000)       0.23
                               -------------       -----
Outstanding at July 31, 2003      4,070,000       $0.48
Exercisable at July 31, 2003      3,970,000       $0.47
  Granted                         2,450,000        3.05
  Exercised                        (270,000)       0.10
  Exercised                         (11,800)       1.00
                               -------------       -----
Outstanding at July 31, 2004      6,238,200       $1.51
Exercisable at July 31, 2004      6,238,200       $1.51
  Granted                         2,310,000        1.20
  Granted                           218,500        0.13
  Granted                         2,800,000        0.10
  Granted                           250,000        0.15
  Exercised (Grillo)                (20,000)        0.3
  Exercised (Consultants)          (218,500)       0.13
  Exercised (Consultants)        (2,941,440)       0.10
  Exercised (Bean)                  (10,000)       1.00
  Exercised (Consultants)          (250,000)       0.15
  Expired (Scigliano)            (1,250,000)       3.05
  Expired (Edge)                 (1,200,000)       3.05
Outstanding at July 31, 2005      5,926,760       $0.79
Exercisable at July 31, 2005      5,926,760       $0.79

The following table summarizes information about the exercise dates of stock options granted and outstanding at July 31, 2005.

                           Number        Outstanding at
Date of Grant            of Options       July 31, 2005              Exercise Dates

Employees


         April 1, 2002      1,500,000         858,560          January 2003 to January 2006

     September 1, 2002        300,000         300,000              June 2003 - to June 2006

      December 1, 2003         10,000          10,000          January 2003 to January 2006

       January 1, 2003        150,000         150,000              June 2003 - to June 2006

         March 1, 2003        200,000         200,000              June 2003 - to June 2006

         March 1, 2003         10,000          10,000            March 2003 to January 2006

          June 1, 2003        100,000          98,200              June 2003 to August 2006

          July 1, 2003        800,000         800,000                July 2003 to July 2006

          July 1, 2003        300,000         300,000                July 2003 to July 2006

       January 1, 2005      2,310,000       2,310,000          January 2005 to January 2008

Non-Employees


        August 1, 2002        400,000         400,000             August 2002 to March 2006

       October 1, 2002        375,000         150,000             January 2003 to June 2006

      November 1, 2002        100,000         100,000        February 2003 to November 2005

           May 1, 2003         50,000          40,000                  May 2003 to May 2006

           May 1, 2005        500,000         200,000                  May 2005 to May 2008


Total                      7,105,000         5,926,760
                        ==============    ===============


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

During September 2004 options to purchase 1.25 million shares for $3.05 expired when the employee terminated employment.

During December 2004 options to purchase 1.2 million shares for $3.05 expired when the employee terminated employment.

During December 2004 a group of employees and directors were issued three-year options to purchase 2.31 million shares at $1.20 per share, the market value of the shares on the date the options were issued.

During April 2005, the Company issued to an employee options to purchase 500,000 shares of its common stock at $0.10 per share during an exercise period which terminates on January 1, 2006. The fair value of the common stock on date of issuance was $1.20 per share. The Company recorded $550,000 of expense related to the issuance of these options.

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

In May 2003, the Company issued a consultant options to purchase 50,000 shares of its common stock for services, exercisable at $1.00 per share during an exercise period from May 15, 2003 to May 15, 2006. The fair value of the common stock on the date of issuance was $1.00 per share. The total value of these options amounted to $22,830, which will be amortized over the service period. During the year ended July 31, 2003, the Company recognized an expense of $5,708 for options granted to this consultant. As of July 31, 2004, the remaining $17,122 has been recorded as expense.

In January 2005, the Company issued a consultant options to purchase 480,000 shares of its common stock for services, exercisable at $.10 per share. The options were immediately exercised in exchange for a note for $48,000. The fair value of the common stock on the date of issuance was $1.65 per share. The total value of the services amounted to $744,000, which was recognized as an expense. The common stock underlying the options is subject to a market stand-off provision which provides that the holder shall not sell or otherwise transfer or dispose of any of the common stock in excess of 1,000 shares in any calendar week until the Company's common stock is listed on the American Stock Exchange.

In January 2005, the Company issued a consultant options to purchase 115,000 shares of its common stock for services, exercisable at $.13 per share. The options were immediately exercised. The fair value of the common stock on the date of issuance was $1.60 per share. The total value of the services amounted to $169,050, which was recognized as an expense.

In January 2005, the Company issued a consultant options to purchase 103,500 shares of its common stock for services, exercisable at $.13 per share. The options were immediately exercised. The fair value of the common stock on the date of issuance was $1.42 per share. The total value of the services amounted to $133,515, which was recognized as an expense.

In March 2005, the Company issued a consultant options to purchase 250,000 shares of its common stock for services, exercisable at $.15 per share. The options were immediately exercised. The fair value of the common stock on the date of issuance was $1.16 per share. The total value of the services amounted to $252,500, which was recognized as an expense.

In April 2005, the Company issued a consultant options to purchase 770,000 shares of its common stock for services, exercisable at $.10 per share. The options were immediately exercised. The fair value of the common stock on the date of issuance was $1.75 per share. The total value of the services amounted to $1,270,500, which was recognized as an expense.

In April 2005, the Company issued a consultant options to purchase 250,000 shares of its common stock for services, exercisable at $.10 per share. The options were immediately exercised. The fair value of the common stock on the date of issuance was $1.30 per share. The total value of the services amounted to $300,000, which was recognized as an expense.

In April 2005, the Company issued a consultant options to purchase 250,000 shares of its common stock for services, exercisable at $.10 per share. The options were immediately exercised. The fair value of the common stock on the date of issuance was $1.15 per share. The total value of the services amounted to $262,500, which was recognized as an expense.

In April 2005, the Company issued a consultant options to purchase 550,000 shares of its common stock for services, exercisable at $.10 per share. The options were immediately exercised in exchange for a note for $55,000. The fair value of the common stock on the date of issuance was $.98 per share. The total value of the services amounted to $484,000, which was recognized as an expense.

5.  Lease Agreements
    ----------------

In October 2003, the Company entered into a lease agreement for an industrial building. The lease has an initial term of eighteen months with an option to extend the lease for an additional six-month term thereafter. The monthly payment under the lease is $2,250. Upon execution of the lease the Company paid the first and last months lease payment and a security deposit of $7,000. The Company elected not to extend use of the facility beyond the initial eighteen-month period, and vacated the space in February 2005.The facility was used for product research and development.

On March 1, 2004 the Company moved its corporate headquarters to Scottsdale, Arizona. The Company signed a three-year lease calling for monthly payments of $4,963.13 beginning March 1, 2004.

Total non-cancelable payments due under the two leases are as follows:

Fiscal year ended:

              July 31, 2004      $   47,316

              July 31, 2005      $   77,558

              July 31, 2006      $   59,558

              July 31, 2007      $   34,742

Total                            $ 219,173
                                =============

6.  Commitments and Contingencies
    -----------------------------

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses since its inception in January 2002 and has no established sources of revenue. The net losses were $6,917,537, $8,968,578 and $17,442,081 for the years ended July 31, 2005 and July 31, 2004 and for the period from January 16, 2002 (inception) to July 31, 2005, respectively. Despite its negative cash flows from operations of $1,592,573, $1,776,427, and
$3,658,993 for the years ended July 31, 2005 and July 31, 2004 and for the period from January 16, 2002 (inception) to July 31, 2005, respectively, the Company has been able to obtain additional operating capital through private funding sources. Management's plans include the continued development of the Company's SafetyNet products and a client awareness program that it believes will enhance its ability to generate revenues from the sale of the Company's products. The Company has relied upon equity funding and loans from shareholders since inception.

During the years ended July 31, 2005 and July 31, 2004, the Company financed its operations through private equity funding and loans from officers and others. The Company may offer shares of its common stock during the year ended July 31, 2006. No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's securities and borrowing, or that the sale of the SafetyNet products will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Litigation

On September 18, 2003, the Company filed a complaint in the Superior Court of the State of California, Orange County, Case No. 03CC11547, against two former employees, Eric Peacock ("Peacock"), Vernon M. Briggs III ("Briggs") and a corporation they own, Iocene Technology Corporation, a Nevada corporation ("Iocene), for, among other things, fraud, deceit, conspiracy, breach of contract and conversion. On October 1, 2003, they filed a cross-complaint against the Company and its directors. The Company has vigorously prosecuted its complaint and trial is scheduled for February 2006. The Defendants have recently dismissed several causes of action against the Company, and the directors have retained their own counsel and intend to sue the Defendants and their law firm for malicious prosecution. The Company believes it will prevail in this action.

In May 2004, the Company entered into a distribution agreement with JAD Corporation of America to serve as its domestic distributor based on JAD's representations to the Company that it had sufficient resources, manpower and expertise to market the RadioBridge(TM) product nationally. JAD's marketing efforts did not result in sales to end-users and the Company entered into discussions with JAD about reducing the size of the territory covered by the distribution agreement and amending other provisions of that agreement. On December 30, 2004, JAD notified the Company that it no longer wanted to be a distributor for the Company's products and intended to rescind the distribution agreement by filing a complaint against the Company in Los Angeles County Superior Court, which included causes of action to terminate and rescind the distribution agreement, and for breach of contract. JAD's principal, Joseph Dussich, also appeared as a plaintiff in a separate cause of action in the complaint to rescind and terminate his consulting agreement with the Company.
There were also additional causes of action arising from the business relationship between the parties. The parties have now agreed to mediate the case.

In April 2005, the Company had a dispute with its former engineering firm, 3Netics. After the Company informed 3Netics that they would no longer be manufacturing the SafetyNet RadioBridge(TM) because the Company had replaced them with CirTran Corporation, 3Netics refused to provide the Company with parts inventory, which the Company had paid for, and claimed that the Company owed them additional monies for those parts and engineering services they had supplied in the prior year. 3Netics filed a complaint in Washington State to adjudicate these claims. The Company is currently challenging the jurisdiction of the Washington Court, as the Company believes this matter should be litigated in Arizona. The amount at issue is not material.

At July 31, 2005 the Company had scheduled an arbitration for September 2005 with Robert Alcaraz, a former employee, regarding issues arising from his past employment and consulting relationships with the Company.

Distribution Agreement

On May 24, 2004 the Company entered into a distribution agreement with JAD Corporation of America ("JAD") and received an initial $2.4 million purchase order for Radio Bridges. On June 1, 2004 the Company received a first progress payment of $350,000 from JAD against the first units of the May 24, 2004 purchase order. As of June 30, 2005, 52 units had been delivered to JAD.

7.  Subsequent Events
    -----------------

As of November 11, 2005 the Company had sold 826,632 units of the November 2004 offering for a total of $551,150, and 44,250 of the warrants were exercised for a total of $22,125. In addition, as of November 11, 2005 82,000 of the warrants had expired and 700,382 remain outstanding.

In September 2005 we arbitrated a dispute with Robert Alcaraz, a former employee. Prior to a final judgment in that matter the parties agreed that a negotiated compromise of this dispute was preferable to continuing the arbitration process. The parties entered into a consulting contract for a one-year period pursuant to which Mr. Alcaraz will provide his expertise in evaluating the company's products. The parties further agreed that 650,000 shares of Aegis common stock (including exercisable options) previously issued to Mr. Alcaraz were cancelled. Aegis further agreed to reissue 800,000 shares of common stock to Mr. Alcaraz for the purchase price of $8,000, subject to the restrictions embodied in Rule 144. In consideration of the new restriction period on the stock, Aegis agreed that, if the closing price of the common stock is less than $.60 per share on the first business day following the restricted period, Mr. Alcaraz shall be entitled to an additional cash payment from Aegis amounting to the difference between $.60 per share and the closing price value of the stock, payable within thirty days. The company also reimbursed Mr. Alcaraz for his costs and attorney's fees in the arbitration. If we do not make the payments specified, Mr. Alcaraz can seek entry of judgment for all unpaid wages, consulting fees, arbitration expenses and attorneys' fees that he sought in the original arbitration.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Effective March 10, 2005, the Company decided to replace Hein & Associates, LLP, which audited the Company's financial statements for the fiscal year ended July 31, 2004, with Mantyla McReynolds LLC to act as the Company's independent auditors. The reports of Hein & Associates, LLP for that fiscal year did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. However, the report of Hein & Associates, LLP for that fiscal year was qualified with respect to uncertainty as to the Company's ability to continue as a going concern. During the Company's most recent fiscal year and subsequent interim periods there were no disagreements with Hein & Associates, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Hein & Associates, LLP would have caused it to make reference to such disagreements in its reports, however as discussed below there was auditing procedure that Hein & Associates LLP had requested and completion of this procedure was unresolved at the time of the change in the Company's certifying accountants.

Hein had advised the Company that they would require as part of their auditing procedures that we prepare a letter to the Chief Accountant's Office of the Securities and Exchange Commission (SEC) prepared in accordance with SEC guidelines for such inquiries, which would describe the transactions and the company's basis for its accounting treatment. At the time of Hein's termination a draft of the letter had been initially prepared by the Company. Hein had not completed their review of our letter. Without completion of their review and concurrence of the SEC, the matter was considered by Hein unresolved at the time of termination. The Company has not submitted any inquiry into the SEC and we have turned the procedure to determine the correct accounting treatment of the transactions over to Mantyla McReynolds for completion.

The change in the Company's auditors was recommended and approved by the board of directors of the Company.

During the two most recent fiscal years, the Company did not consult with Manytla McReynolds LLC regarding the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

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

Based on their review and evaluation as of the end of the period covered by this Form 10-KSB, and subject to the inherent limitations all as described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective at the reasonable assurance level as of the end of the period covered by this report. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. During the period covered by this Form 10-KSB, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

We believe we have disclosed all information required to be disclosed on Form 8-K filings during the fourth quarter of the year covered by this form 10-KSB.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Name                             Age          Position
--------------------------------------------------------------------------------
Eric D. Johnson                   40      Chief Executive Officer and Director
--------------------------------------------------------------------------------
Richard C. Reincke                        President, Chief Operating Officer and
                                  48      Director
--------------------------------------------------------------------------------
David Smith                       53      Chief Financial Officer and Director
--------------------------------------------------------------------------------
Joseph Grillo                     48      Director
--------------------------------------------------------------------------------
Michael McBride                   43      Director
================================================================================

ERIC D. JOHNSON. Mr. Johnson has been the Chairman and CEO of Aegis since the company was founded, and also served as the company's first President. As the company grew, he relinquished his operational role as President to concentrate on developing the company's strategic direction, its access to the public markets, and corporate finance. As Chairman and CEO, he oversees management to assure that the long-term interests of the shareholders are being served. Mr. Johnson has held senior management positions with early stage companies focusing on technology and software including a company he founded, StrategicParts.com, Inc., an on-line collaboration hub for electronics manufacturers and engineering companies. He served as President and CEO of that company until April 2001, when he resigned to devote his full time to Aegis. Mr. Johnson is a graduate of the University of New York. In 1983, he joined the United States Army and served for six years in Military Intelligence. Mr. Johnson attended the Defense Language Institute in Monterey, California and is fluent in German. After receiving his Top Secret Security Clearance-SCI, Mr. Johnson worked with the International Security Command (INSCOM) and the National Security Agency (NSA) and was stationed in Europe, where he worked on several classified Counter Terrorism and Military Intelligence projects. Mr. Johnson received an honorable discharge in 1990. After leaving the military, Mr. Johnson joined Equity Services, Inc., a national full service broker-dealer as a registered representative, where he provided financial planning and investment advisory services to high net worth individuals and closely held businesses. Mr. Johnson is an active member of the Security Industry Association (SIA) and the National Defense Industrial Association (NDIA).

RICHARD C. REINCKE. Richard Reincke has been the company's Chief Operating Officer since its inception and became a director in July 2002. He assumed the title of President in September 2004. As President, Mr. Reincke is responsible for the day-to-day operations of the company including executing the company's business strategy, product distribution and service, and the development of new products and technologies. Mr. Reincke is actively involved with the homeland security community and has participated in a range of special training exercises with law enforcement, fire departments, National Guard Weapons of Mass Destruction (WMD) teams, corrections personnel and the National Institute of Justice/Office of Law Enforcement Technology Commercialization. He has also completed specialized instruction in WMD/Terrorism awareness for emergency responders from the National Emergency Response and Rescue Training Center. In February 2003, Mr. Reincke authored a special report to the Department of Homeland Security entitled Homeland Security: Information Sharing and Communication Interoperability for Our Nation's First Responders, a comprehensive assessment of technical and political problems which have contributed to the current deficiencies in emergency communications systems available to law enforcement, firefighters, and emergency medical technicians. Mr. Reincke has been the company's primary liaison with law enforcement, the military, and members of Congress, as well as the Department of Homeland Security and its constituent agencies, including the Federal Emergency Management Agency and the United States Coast Guard, in promoting the company's Aegis SafetyNet(TM)(TM) technologies and products. Mr. Reincke was a National Merit Scholar in 1975 and successfully completed training as an undergraduate at Marine Corps Officer Candidate School in Quantico, Virginia in 1976.

DAVID A. SMITH. Mr. Smith has been working with the company since February 2003 to shape and manage the company's overall financial strategy and has extensive experience in working with growing technology companies. He is a 1975 graduate of Baylor University and has been a CPA for over 25 years. His experience includes working for the "big five" public accounting firm KPMG Peat Marwick in Houston, Texas. He was a founder and president of Smith, Goddard & Co., a public accounting firm which provided business planning and management consulting services to developmental stage information technology firms, including Telescan, a leader in the online financial services industry. In 1998, Mr. Smith sold his interest in Smith, Goddard & Co., and formed Office Network, Inc.
(ONI), a firm specializing in the design, development and distribution of electronic commerce software. ONI produced The Electronic System for Purchasing
(ESP), an e-commerce system, and SuperServer, a data warehouse solution. Charged with ONI's business development, Mr. Smith created and implemented a system for distributing ESP and SuperServer to Steelcase office furniture dealers and their Fortune 500 customers.

JOSEPH GRILLO. Mr. Grillo has been a director since August 2002 and will serve as an outside sales and marketing consultant. He has been in the access control and security systems industry since 1981. Mr. Grillo was recently named President and CEO of the ASSA ABLOY Identification Technology Group. Prior to his current position, Mr. Grillo served as President and CEO of HID Corporation, which he joined as the national sales manager in April of 1993. He was promoted to executive vice president of sales and marketing in 1999, and chief operating officer in 2000. In January of 2001, he became president and chief executive officer of HID Corporation when the previous president retired and when HID Corporation was acquired by ASSA ABLOY. HID Corporation is the largest manufacturer of contactless access control readers and cards for the security industry and pioneered the development of radio frequency identification (RFID) technology for security. HID was acquired by ASSA ABLOY AB in 2000 and became part of the ASSA ABLOY Identification Technologies Group in 2002. The ASSA ABLOY Identification Technologies Group is comprised of a research and development center, three product companies (including HID Corporation), and four sales and distribution companies. The parent company to all of these entities, ASSA ABLOY AB, is the world's leading manufacturer and supplier of locks and associated products, dedicated to satisfying end-user needs for security, safety and convenience. Current sales for the related entities are in excess of 2 billion USD and they collectively have over 25,000 employees. Before joining HID, Mr. Grillo worked as a branch and regional manager for Security Specialists, a regional sales manager for National Control Systems (now ITI) and Kidde Automated Systems (currently a division of TYCO). He graduated magna cum laude from the University of Connecticut Business School with an undergraduate degree in Finance and Economics in 1979. He serves as President of SIA, the Security Industry Association, and is a member of ASIS (American Society of Industrial Security).

MICHAEL MCBRIDE. Michael McBride has consulted with the company since its inception in regard to business development in the Pacific Northwest. He began his own financial advisory firm in 1990 and since 1995 has owned and managed an SEC-licensed Registered Investment Advisory firm which manages investment assets and provides financial planning services for high net worth clients throughout the United States. He has served as a director for several high-technology companies and has consulted with senior management to raise venture capital to develop new technologies and products in the wireless and communications industry. His areas of expertise include financial analysis, accounting, and new business development. He brings an extensive background in investment banking and commercial finance to his position as a director of the company.

Executive Officers and Significant Employees and Key Consultants

In addition to the foregoing personnel, our operations are also dependant upon the following significant employees:

  ==============================================================================
  Name                               Age           Position
  ------------------------------------------------------------------------------
  Richard C. Grosser                 68            Chief Technology Officer
  ==============================================================================


RICHARD GROSSER. As Chief Technology Officer of Aegis, Mr. Grosser is responsible for all R&D, engineering, and software development. Mr. Grosser is a nationally recognized expert in wireless communications, software, and security solutions. He holds patents on data communications devices, robotic control systems, math processors and security devices. He pioneered advancements in the field of digital servo systems and parallel processing and has extensive experience in a broad range of software development, computing technology, prototype development and robotics. Mr. Grosser remains on the cutting edge of new technologies: he published his methodology for secure wireless networking (entitled A Layered Approach to Security for Wireless Networks) in the October 2002 issue of Computerworld. His inventions include techniques for the rapid calculation of transcendental functions; the first digital control system for a large hydraulic robot used to change out nuclear cores in submarines; and new medical diagnostic devices for the non-invasive diagnosis of coronary artery disease by passive sonar. He also invented and prototyped digital signal processing systems for the analysis of electrocardiographic (ECG) data. He also has experience in biometrics, data mining and security applications of neural networks, fiber optic networking, open path laser optical networking, and VOIP (Voice Over Internet Protocol) over 802.11. As a member of the Institute of Electrical and Electronics Engineers (IEEE) Standards Association, COMSEC (Communications Security) and EMC (Electromagnetic Compatibility) groups, Mr. Grosser researched and developed policies concerning potential radio interference issues for Kaiser Permanente hospitals. Mr. Grosser is also founder and chairman of the Philadelphia Chapter of Robotics International and a member of the Society of Manufacturing Engineers. He has been a Speaker at the International Conference on Economics at Brown University. He holds a Bachelor of Science in Economics from The Wharton School, University of Pennsylvania, where he minored in Electrical Engineering and where he built one of the first computerized economic models while a Research fellow for Nobel Laureate, Dr. Laurence Klein. He is a Certified Manufacturing Engineer trained in Neural Network design and has published several technical articles.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. Executive officers, directors, and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us during the year ended July 31, 2005, we believe that during such year our executive officers, directors and 10% stockholders complied with all such filing requirements, except that two directors, David Smith and Michael McBride, have not filed their initial statement of ownership forms. The company has agreed to assist these directors in becoming current on their filings and is assisting these directors to apply for EDGAR access to complete these filings.

Code of Ethics

In order to participate in grant applications with the National Institute of Justice we adopted written standards designed to promote honest and ethical conduct by our officers, directors and employees. This was accomplished by resolution of our board of directors on March 12, 2003. Among other things, the board of directors resolved that it will establish safeguards to prohibit employees, including officers, from using their positions for a purpose that is or gives the appearance of being motivated by a desire for private gain for themselves or others, particularly those with whom they have family, business or other ties. Our board of directors does not currently have plans to adopt a code of ethics that complies with the rules promulgated under the Sarbanes-Oxley Act of 2002. We will provide any person, upon request to our corporate secretary and without charge, a copy of our written standards.

Audit Committee Financial Expert

Our audit committee is headed by Michael McBride. Our financial expert on the committee is David Smith.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation Summary

The following table sets forth the total compensation for the fiscal years ended July 31, 2005, July 31, 2004, and 2003 paid to or accrued for our chief executive officer and our three other executive officers who provided services to us at July 31, 2005, excluding executive officers paid less than $100,000 annually. Each of the following executive officers is referred to as a "Named Executive Officer."

                                                                            Long Term
                               Annual Compensation                         Compensation
                                                                         ----------------
                                                                           Securities
                                                                            Underlying
   Name and Principal                                  Other Annual        Options/SARs
        Position          Year Salary ($)   Bonus ($)  Compensation ($)         (#)
-----------------------   ----

                          2005       34,485                                      700,000
Eric Johnson              2004      129,580         -                  -               -
Chief Executive Officer   2003      125,400         -                  -         300,000


                          2005       24,200                                      300,000
Richard Reincke           2004      109,100         -                  -               -
President and Chief       2003      105,600         -                  -               -
Operating Officer                                   -                  -

                          2005      119,792
Richard Grosser (1)       2004      125,000         -                  -
Chief Technology
Officer                   2003      128,645         -                  -         405,000

David Smith               2005       24,500                                      300,000
Chief Financial Officer   2004            -         -                  -               -


(1) Mr. Grosser joined the Company in March 2003

                        Option Grants in Last Fiscal Year
                                Individual Grants
                                                 % of Total Options
                        Number of Securities     Granted to Employees
Name                     Underlying Options      in Fiscal Year            Exercise Price
---------------------------------------------------------------------------------------------
CEO Eric Johnson                     850,000                      34%                  $1.20
---------------------------------------------------------------------------------------------
Pres. Richard Reincke                450,000                      18%                  $1.20
---------------------------------------------------------------------------------------------
CFO David Smith                      450,000                      18%                  $1.20
---------------------------------------------------------------------------------------------
Director Michael
 McBride                             150,000                       6%                  $1.20
---------------------------------------------------------------------------------------------
Director Joseph
 Grillo                              150,000                       6%                  $1.20
---------------------------------------------------------------------------------------------



Fiscal Year-End Option Values

The following table provides information on the value of each of our Named Executive Officer's unexercised options at July 31, 2005.

                          FISCAL YEAR END OPTION VALUES

                                     Number of Securities              Value of Unexercised In-the
                                    Underlying Unexercised                   Money Options at
                                Options at Fiscal Year-End (#)            Fiscal Year-End($)(1)
Name                        Exercisable               Unexercisable     Exercisable  Unexercisable
----                        -----------               -------------     -----------  -------------
Eric Johnson                1,938,240                            -         $730,592           -
Richard Reincke             1,300,320                            -         $526,256           -
Richard Grosser               500,000                            -               $0           -
David Smith                   450,000                                            $0

-------------

(1) Calculated based upon the closing price of our common stock as reported on the Over-the-Counter Bulletin Board on July 31, 2005 of $0.90 per share, less the per share exercise price, multiplied by the number of shares underlying such options. Options are considered "in the money" if the fair market value of the underlying securities exceeds the exercise price of the options.

Compensation of Directors

Pursuant to a consulting agreement dated April 2, 2004, Michael McBride was compensated with 200,000 shares of our common stock for consulting services. The term of the agreement is 3 years. Pursuant to a now-expired consulting agreement dated August 15, 2002, Joseph Grillo was compensated with options to purchase 400,000 shares of our common stock at an exercise price of $0.30 per share. This agreement terminated March 1, 2003.

On December 10, 2004, each of our directors received an option to purchase 150,000 shares of the company's common stock at an exercise price of $1.20 per share with an exercise period that began January 1, 2005 and terminated two years thereafter. The option agreement also provided that, unless each director obtains the written consent of the company's board of directors, he will, for a period of one year, or until the company's commons stock is listed on the American Stock Exchange, he will not sell any securities acquired through the exercise of the option at any time during the exercise period in excess of one thousand shares during any calendar month.

For information concerning employment contracts involving the Named Executive Officers See Item 12. Certain Relationships and Related Transactions.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of July 1, 2005, with respect to (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) each Named Executive Officer; (iii) each director of the Company; and (iv) all Named Executive Officers and directors of the Company as a group. The information as to beneficial ownership was furnished to us by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 7975 N. Hayden Road, Suite D363, Scottsdale, AZ 85258.

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

                                        Shares              Percentage of
           Name                   Beneficially Owned     hares Outstanding (1)
           ----                   ------------------     ---------------------

Eric Johnson(2)                       8,483,500                 29.8%
Richard Reincke(3)                    5,398,200                 18.9%
David A. Smith                          850,000                  3.0%
Richard Grosser(4)                      500,000                  1.7%
Joseph Grillo(6)                        550,000                  1.9%
Michael McBride                         431,149                  1.5%
Joseph P. King(7)                     4,196,500                 14.7%

All executive officers and
directors as a group
(7 persons).                         20,409,349                71.7%
----------------

(1) Based on approximately 28,470,675 shares outstanding as of July 1, 2005. A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.

(2) Of the number shown, 1,000,000 shares are held in the name of Mr. Johnson's spouse; 340,000 shares are held in the name of EDJ Holdings, Inc., a corporation controlled by Mr. Johnson; 1,938,240 shares are subject to issuance to Mr. Johnson upon exercise of certain stock options; and 3,392,500 shares are held by K&J Ventures LLC, a limited liability company controlled by Messrs. Johnson, King and Reincke. Mr. Johnson disclaims beneficial ownership of the shares owned by K&J and his spouse except to the extent of any proportionate interest therein.

(3) Of the number shown, 1,300,320 shares are subject to issuance to Mr. Reincke upon exercise of certain stock options; and 3,392,500 shares are held by K&J Ventures LLC, a limited liability company controlled by Messrs. Johnson, King and Reincke. Mr. Reincke disclaims beneficial ownership of the shares owned by K&J except to the extent of any proportionate interest therein.

(4) This entire number reflects shares subject to issuance to Mr. Grosser upon exercise of certain stock options.

(5) This number reflects 20,000 shares acquired through the exercise of stock options and 530,000 shares subject to issuance to Mr. Grillo upon exercise of certain stock options.

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

                             (a)                          (b)                             (c)

                                                                                           Number of securities
                                                                                         remaining available for
                               Number of securities to    Weighted-average exercise    future issuance under equity
                              be issued upon exercise       price of outstanding      compensation plans (excluding
                              of outstanding options,      options, warrants and         securities reflected in
       Plan category            warrants and rights                rights                      column (a))
       -------------            -------------------                ------                      -----------
Equity compensation plans
approved by security
holders (1)                          5,926,760                     $0.79                        4,073,240

Equity compensation plans
not approved by security
holders                                 None                         N/A                           N/A
           Total                     5,926,760                     $0.79                        4,073,240


          1 The 2002 Stock Plan was approved by written consent of a majority of the Company's stockholders on April 19, 2002 by an action by written consent in lieu of a meeting.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreements with Executive Officers and Directors

On April 1, 2002, we entered into an employment agreement with Eric Johnson for the positions of Chief Executive Officer and President. The agreement provided for an initial 3 year term which renewed annually on the anniversary date unless terminated by either party with 90 days prior notice. Pursuant to the agreement, Mr. Johnson agreed to serve as President and Chief Executive Officer of the Company, and was required perform all services, acts, or things necessary or advisable to manage and conduct the business of the Company, including but not limited to the hiring and firing of all employees, negotiating and entering into contracts, obtaining financing for the Company, signing on bank accounts, and engaging attorneys, accountants and other professionals to perform necessary services for the Company. His starting annual salary was $114,000 per year, with a minimum 10% per year increase; he is also entitled to participate in our stock option plan. In or about February 2004, with approval of our Board of Directors, he relinquished the title of President. Following the employment term, and if the employment term has not been terminated for cause, the employment agreement further provides that Mr. Johnson shall make his advice and counsel available to the Company for such monthly periods as we shall specify, but in no event more than one (1) year, for monthly cash compensation in an amount equal to his monthly salary during the last month he was employed.

On May 1, 2002, we entered into an employment agreement with Richard Reincke for the position of Chief Operating Officer. The agreement provided for an initial 3 year term which renewed annually on the anniversary date unless terminated by either party with 90 days prior notice. In addition to his continuing role as Chief Operating Officer, Mr. Reincke became the Company's president in September 2004 but has received no additional compensation for assuming that position.

Pursuant to the agreement, Mr. Reincke performs all services, acts, or things necessary or advisable to manage the day-to-day operations of the Company required for the development and commercial exploitation of the Company's products and technologies. His starting annual salary was $96,000 per year, with a minimum 10% per year increase; he is also entitled to participate in our stock option plan. Following the employment term, and if the employment term has not been terminated for cause, the employment agreement further provides that Mr. Reincke shall make his advice and counsel available to the Company for such monthly periods as we shall specify, but in no event more than one (1) year, for monthly cash compensation in an amount equal to his monthly salary during the last month he was employed.

On March 19, 2003, we entered into an employment agreement with Richard Grosser for the position of Chief Technology Officer. Pursuant to the agreement, Mr. Grosser will perform all services, acts, or things customarily performed by a Chief Technology Officer to develop our technologies. His starting annual salary was $125,000 per year, with a minimum 10% per year increase; he is also entitled to participate in our stock option plan. Also pursuant to the agreement, he received options to purchase 50,000 shares of our common stock, with an exercise period which begins on March 30, 2003 and terminates on March 30, 2006, at an exercise price of $1.00 per share of common stock. He also received options to purchase an additional 50,000 shares per quarter (up to 150,000 shares) of Employer's common stock, at an exercise price of $1.00 and for the same exercise period during the second, third and fourth quarters of the employment term. The agreement provided for a 3 year term. Following the employment term, and if the employment term has not been terminated for cause, the employment agreement further provides that Mr. Grosser shall make his advice and counsel available to the Company for such monthly periods as we shall specify, but in no event more than one (1) year, for monthly cash compensation in an amount equal to his monthly salary during the last month he was employed.

On April 2, 2004, we entered into a consulting agreement with director Michael McBride. The agreement terminates on April 2, 2006. The agreement provides that Mr. McBride will consult with us to identify companies as potential partners for technology development; and, further, to assist us in arranging financing and bank credit lines, advising us on business strategies, and contacting law enforcement agencies and government agencies to promote the use of our technologies in homeland defense and other applications in the states of Washington and Oregon, and in Northern California. In lieu of cash compensation, we issued him 200,000 shares of our common stock; provided, however, that if he does not complete the full two-year term of this agreement, our Board of Directors has the right to cancel all or any portion of those shares, based on the sole discretion and judgment of the Board of Directors.

Each of these agreements has been filed with the Securities and Exchange Commission as an exhibit to our periodic filings and is incorporated herein by reference. See Item 13. Exhibits for an explanation of where copies of these agreements may be found.

Other Related Transactions

During the period from January 16, 2002 (inception) to July 31, 2002, the Company was advanced $22,792 for various expenses from Eric Johnson, our president and chief executive officer. In August 2002, we aggregated various advances from Mr. Johnson into a promissory note in the amount of $28,000. The note bears an annual interest rate of 8% and is due on demand. The proceeds of this note were used for operating purposes. The outstanding balance due on this note at July 31, 2005 was $[2,967]. We accrued $1,206 for unpaid interest, which is included in accounts payable and accrued expenses. During the period from January 16, 2002 (inception) to July 31, 2002, we were advanced $1,500 for various expenses from Richard Reincke, our secretary and chief operating officer. In August 2002, we aggregated various advances from Mr. Reincke into a promissory note in an initial amount of $10,000 dated August 14, 2002. The note bears annual interest at the rate of 8% and is due on demand. The proceeds were used for operating purposes. During the year ended July 31, 2003, we accrued $700 for unpaid interest, which is included in accounts payable and accrued expenses.

On March 1, 2005 two officers, Eric Johnson and Richard Reincke, exercised options to acquire 341,440 shares for $.10 per share. The options were exercised in exchange for $34,144 in accrued salary owed the officers.

In June 2005, an officer, Eric Johnson, loaned the Company $94,000 to purchase an automobile and provide operating capital. This obligation is secured with a UCC-1 filed with the Arizona Secretary of State.

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

ITEM 13. EXHIBITS

                                                                                                                       Date
Exhibit                                                                                                              Previously
 Number                     Description                           Previously Filed as Exhibit         File Number      Filed
 ------                     -----------                           ---------------------------         -----------      -----

   3.1          Amended and Restated Certificate of             Exhibit 3.1 to the Registrant's        333-100462     10/9/02
                           Incorporation                      Registration Statement on Form SB-2

   3.2                        Bylaws                           Exhibit 3.2 to the Registrant's         333-100462     10/9/02
                                                              Registration Statement on Form SB-2

  10.1        Aegis Assessments, Inc. 2002 Stock Plan          Exhibit 10.8 to the Registrant's        333-100462     10/9/02
                                                              Registration Statement on Form SB-2

  10.2     Office Building Lease, dated January 29, 2004,      Exhibit 10.2 to the Registrant's        000-50213      11/12/04
           by and between the Registrant and Gainey Ranch     Annual Report on Form 10-K for the
               Financial Limited Partnership LLP for              period ended July 31, 2004
                      Scottsdale Headquarters

  10.3     Building Lease, dated October 9, 2003, by and       Exhibit 10.3 to the Registrant's        000-50213      11/12/04
          between the Registrant and 14631-14641 Armenta,     Annual Report on Form 10-K for the
                   LLC for Van Nuys, CA Facility                  period ended July 31, 2004


  10.4       Employment Agreement, dated as of April 1,        Exhibit 10.1 to the Registrant's        333-100462     10/9/02
           2002, between the Registrant and Eric Johnson      Registration Statement on Form SB-2
            concerning his employment as Chief Executive
                            Officer

  10.5       Addendum to Employment Agreement for Chief        Exhibit 99.3 to the Registrant's        333-104658     4/22/03
           Executive Officer, dated as of March 28, 2003,     Registration Statement on Form S-8
                between the Registrant and Eric Johnson

  10.6     Employment Agreement, dated as of May 1, 2002,      Exhibit 10.2 to the Registrant's        333-100462     10/9/02
             between the Registrant and Richard Reincke       Registration Statement on Form SB-2
            concerning his employment as Chief Operating
                            Officer

  10.7       Addendum to Employment Agreement for Chief        Exhibit 99.5 to the Registrant's        333-104658     4/22/03
           Operating Officer, dated as of March 28, 2003,     Registration Statement on Form S-8
             between the Registrant and Richard Reincke

  10.8       Consulting Agreement, dated as of June 25,        Exhibit 99.3 to the Registrant's        333-108487     9/4/03
            2003, between the Registrant and David Smith      Registration Statement on Form S-8
                     for CFO-related Services


  10.9       Employment Agreement, dated as of April 1,        Exhibit 10.11 to the Registrant's       000-50213      3/24/03
          2003, by and between the Registrant and Richard     Quarterly Report on Form 10-QSB for
             Grosser concerning his employment as Chief      the fiscal quarter ended January 31,
                         Technical Officer                                   2003

  10.10      Consulting Agreement, dated as of April 2,        Exhibit 10.12 to the Registrant's       000-50213      11/12/04
          2004, by and between the Registrant and Michael    Annual Report on Form 10-KSB for the
                            McBride                            fiscal year ended July 31, 2004

  10.11   Consulting Agreement, dated as of June 3, 2005,                  Attached
           by and between the Registrant and Mark Harris

  16        Letter concerning change in certifying             Exhibit 16 to the Registrant's          000-50213      6/16/03
                          accountant                        Amendment No. 1 to its Current Report
                                                                          on Form 8-K

  23.1           Consent of Hein & Associates LLP                          Attached

  23.2           Consent of Mantyla McReynolds LLC                         Attached

   31        Certification pursuant to SEC Release No.                     Attached
           33-8238, as adopted pursuant to Section 302 of
                  the Sarbanes-Oxley Act of 2002

   32       Certification pursuant to 18 U.S.C. Section                    Attached
          1350, as adopted pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We received aggregate billings from our first auditor, Hein & Associates LLP, Inc., of $47,243 for the audit of our annual financial statements for the fiscal year ending July 31, 2004 and for review of our quarterly statements through October 31, 2004. We incurred fees of $5,266 from Mantyla McReynolds LLC for review of our quarterly statements for the periods ended January 31, 2005 and April 30, 2005 and of approximately $25,000 for the audit of our annual financial statements for the fiscal year ending July 31, 2005.

Audit Related Fees

There were no fees billed by our auditors in our last two fiscal years for professional services rendered in connection with assurance anD related services that are reasonably related to the performance of an audit or review of our financial statements.

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

Dated:  November 14, 2005           /s/ Eric Johnson
                                    -----------------------------------
                                    Eric Johnson, Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                                     Title                                 Date

/s/ Eric Johnson                          Chief Executive Officer and Director          November 14, 2005
---------------------------
Eric Johnson                              (Principal Executive Officer)

/s/ David Smith                           Chief Financial Officer and Director          November 14, 2005
---------------------------
David Smith                               (Principal Financial Officer and Principal
                                          Accounting Officer)

/s/ Richard Reincke                       President, Secretary and Director             November 14, 2005
------------------------------------
Richard Reincke

/s/ Michael McBride                       Director                                      November 14, 2005
---------------------------
Michael McBride