Form 10QSB
period 2005-10-31
AEGIS ASSESSMENTS INC
filed 2005-12-16
CIK 1183075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2005

                                  -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________ to ______________


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer's common equity outstanding as of December 1, 2005 was approximately 30,000,000 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (Check one):
        Yes [X]    No [ ]

                           INDEX TO FORM 10-QSB FILING
                      FOR THE PERIOD ENDED OCTOBER 31, 2005
                                TABLE OF CONTENTS

                                     PART I.
                              FINANCIAL INFORMATION

                                                                            Page

Item 1. Financial Statements...................................................1

        Balance Sheet as of October 31, 2005...................................1

        Statements of Operations
            for the three month periods
            ended October 31, 2005 and October 31, 2004........................2
        Statements of Cash Flows
            for the three month periods ended October 31,
            2005 and October 31, 2004..........................................3
        Notes to the Financial Statements......................................5

Item 2. Management's Discussion and Analysis..................................11

Item 3. Controls and Procedures...............................................23



                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings ....................................................24
Item 2. Changes in Securities ................................................24
Item 6. Exhibits and Reports on Form 8-K......................................25

SIGNATURES

                          PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                October 31, 2005
                                   (Unaudited)

                                     Assets
Current Assets
     Cash and cash equivalents                                      $    7,573

     Advance                                                             1,750
     Prepaid expense                                                    18,072
     Inventory                                                         404,488
                                                                  ------------
          Total Current Assets                                         431,883

Property and equipment, net of accumulated
 depreciation of $108,323 at October 31, 2005                          213,357
U.S. Treasury Bonds - Restricted (see Note 2)                        4,942,487

Other Assets                                                             7,616
                                                                  ------------
Total Assets                                                        $5,595,343
                                                                  ============
                      Liabilities and Shareholders' Equity
Current Liabilities
     Accounts Payable                                               $  242,015
     Accrued Payroll                                                   100,683
     Deferred Revenue                                                  350,000
     Note payable - related party                                       34,303
     Note payable                                                      125,000
                                                                  ------------
          Total Current Liabilities                                    852,001
Commitments and contingencies (notes 2 and 5)
     Contingent loss on derivative and equity swap                   3,563,013

Series A 8% convertible preferred stock $.001 par value;
 200,000 shares authorized.
Shareholders' equity:
     Preferred stock, $.001 par value, 10,000,000 shares
      authorized for issuance in one or more series.
     Common stock, $.001 par value; 100,000,000 shares
      authorized; 29,878,175 shares issued and outstanding
      at October 31, 2005                                               29,898
     Additional paid-in capital                                     22,283,496
     Stock subscription receivable - related party                     (67,500)
     Stock subscription receivable                                    (103,015)
     Unrealized loss on marketable securities                          (81,034)
     Deficit accumulated during the development stage              (20,881,516)
                                                                  ------------
          Total shareholders' equity                                 1,180,329
                                                                  ------------
Total liabilities and shareholders' equity                           5,595,343
                                                                  ------------

               The accompanying notes are an integral part of the
                         condensed financial statements

                        Aegis Assessments, Inc.
                     (A Development Stage Company)
                  Condensed Statements of Operations
                              (Unaudited)

                                                                                           For the period from
                                                 For the three         For the three         January 16,2002
                                                  months ended          months ended          (inception) to
                                                October 31,2005       October 31,2004         October 31,2005
                                                  (Unaudited)           (Unaudited)             (Unaudited)
                                                  -----------           -----------             -----------
Revenue                                                                                      $     70,992
Operating expense
    Cost of equipment sold                                                                   $     35,100
    General and administrative
      expenses - other                                419,871           $    542,900           17,066,529
    Consulting fees - related party                                                               287,065
                                              -----------------------------------------------------------------
Total Operating expenses                         $    419,871           $    542,900         $ 17,388,694
    Loss on interest rate derivative swap        $     19,564                                $     63,014
    Loss on equity swap                             3,000,000                                   3,500,000
Loss before provision for income taxes             (3,439,435)              (542,900)         (20,880,716)
    Provision for income taxes                                                     -                  800
                                              -----------------------------------------------------------------
Net loss                                         $ (3,439,435)          $   (542,900)        $(20,881,516)
                                              =================================================================
    Unrealized loss on marketable
     securities                                  $      4,678                                $     81,034
Total comprehensive loss                         $ (3,444,113)          $   (542,900)        $(20,962,550)
                                              =================================================================
Net loss available to common shareholders
  per common share - basic and diluted           $      (0.12)          $      (0.03)        $      (1.30)
Weighted average common shares -
  basic and diluted
                                             -----------------------------------------------------------------
                                                   28,866,083             18,638,207           16,181,498
                                                   ==========             ==========           ==========

               The accompanying notes are an integral part of the
                         condensed financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                                                                                For the period from
                                                          For the three       For the three        January 16,2002
                                                           months ended        months ended         (inception) to
                                                         October 31,2005     October 31,2004       October 31,2005
                                                           (Unaudited)         (Unaudited)           (Unaudited)
                                                           -----------         -----------           -----------

Cash flows from operating activities:

  Net loss                                               $ (3,439,435)        $    (542,900)       $(20,881,516)
      Adjustments to reconcile net loss to net
       cash used in operating activities:
        Non-cash items included in the net loss:
        Depreciation                                           19,272                16,387             108,324
        Amortization and expenses related to
         stock and stock options                               20,000                                12,884,625
        Loss on interest rate derivative swap                  19,563                                    63,013
        Loss on equity swap                                 3,000,000                                 3,500,00
        The intrinsic value of non-detachable
         conversion rights of the Series A
         8% preferred stock                                                                               9,800
        Issuance of stock for payment of interest                                                         3,266

  Change in Assets
        Accounts Receivable                                                                                   -
        Inventory                                                                  (164,588)           (404,488)
        Other Assets                                                                                     (7,616)
        Advance                                                (1,750)                                   (1,750)
        Prepaid expense                                       (18,072)                                  (18,072)

  Change in Liabilities:
        Accrued payroll                                        27,468                26,137             100,683
        Accounts payable                                       74,231                21,978             242,015
        Accrued interest officers                                                                             -
        Deferred Revenue                                                                                350,000
        Note Payable - officer                                (59,697)                                   34,303
        Note Payable                                          125,000                (2,333)            125,000
                                                       -----------------------------------------------------------------
Net cash used in operating activities                        (233,420)             (645,319)         (3,892,413)



               The accompanying notes are an integral part of the
                         condensed financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                       For the period from
                                                              For the three         For the three       January 16,2002
                                                              months ended          months ended        (inception) to
                                                             October 31,2005       October 31,2004      October 31,2005
                                                               (Unaudited)           (Unaudited)          (Unaudited)
                                                               -----------           -----------          -----------
Cash flows used in investing activities:

  Payments to acquire property and equipment                                        $   (30,475)           $  (321,680)
                                                          ----------------------------------------------------------------

Net cash flows used in investing activities                           -                 (30,475)              (321,680)

Cash flows provided by financing activities:
  Proceeds from issuance of preferred stock                           -                                         90,100
  Proceeds from issuance of common
   stock - related party                                                                                        22,500
  Proceeds from issuance of common stock                        185,485                 278,891              3,197,517
  Proceeds from exercise of warrants                                                    111,238                630,405
  Proceeds from exercise of options                                                                            237,144
  Proceeds from issuance of debenture                                      -                                    17,000
  Proceeds from notes payable and
   advances - related parties                                                                                   17,000
                                                                                                                     -
  Stock subscription receivable                                            -                                    10,000
  Advances from officers                                                                                             -
                                                          ----------------------------------------------------------------
Net cash provided by financing activities                       185,485                 390,129              4,221,666
Net increase in cash and cash equivalents                       (47,935)               (285,665)                 7,573
Cash and cash equivalents, beginning of period                   55,508                 497,577                      -
                                                          ----------------------------------------------------------------
Cash and cash equivalents, end of period                      $   7,573             $   211,912            $     7,573
                                                          ================================================================
Supplemental Disclosure of Non-Cash Investing
 and Financing Activities
  Exercise of options applied against notes                                                                $    17,000
                                                                                                           ===========
  Payment of accounts payable with stock                                                                        12,025
                                                                                                           ===========
  Conversion of preferred stock to common stock                                                                 27,500
                                                                                                           ===========
  Issuance of common stock for services                       $  20,000                                    $12,884,625
  Issuance of stock for note - related party                                                                    67,500
  Issuance of stock for notes                                                                                  133,000

               The accompanying notes are an integral part of the
                         condensed financial statements

                             Aegis Assessments, Inc.
                          (A Development Stage Company)

Notes to Financial Statements

  For The Three Months Ended October 31, 2005 (Unaudited) and October 31, 2004
            (Unaudited), For The Period January 16, 2002 (inception)
                            Through October 31, 2005

    ------------------------------------------------------------------------

1.  Basis of Presentation
    ---------------------

The accompanying condensed financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of October 31, 2005. There has not been any change in the significant accounting policies of Aegis Assessments, Inc. ("The Company"), for the periods presented. The results of operations for the three months ended October 31, 2005 and 2004 are not necessarily indicative of the results for a full year period. It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2005 filed with the Securities and Exchange Commission (the "SEC").

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim period financial information, which contemplate continuation of Aegis Assessments, Inc. (a Development Stage Company) as a going concern. However, the Company is subject to the risks and uncertainties associated with a new business, has no established source of revenue and has limited sources of equity capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Initial Production and Sales Activity

In May 2004, the Company received its first purchase order for the Aegis SafetyNet Radio Bridge system and began production. The initial $2.4 million purchase order was accompanied by a progress payment of $350,000 against the first units. As of October 31, 2005, the Company had delivered 52 units to the distributor. The progress payment was recorded as deferred revenue. The Company anticipates significant involvement in the distributor's resale activities and will not record revenue related to the units until they are sold to end-users.

An additional eight Radio Bridge units have been sold directly by the Company to end-users. Full payment for these sales was received by October 31, 2005.

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

Costs of Promotional Materials

The cost of promotional materials is expensed as incurred, and includes such items as the cost to produce a corporate capabilities video. The Company incurred no promotional costs in the quarter ended October 31, 2005.

Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. As of October 31, 2005 the Company has provided a 100% valuation allowance for the deferred tax asset, since management has not been able to determine that the realization of that asset is more likely than not.

Basic and Diluted Loss Per Share

The basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of October 31, 2005 the Company had 5,926,760 outstanding stock options, and warrants that could be converted into 1,181,732 shares of common stock. (using the treasury stock method). The options and warrants would have an anti-dilutive effect and, therefore, are not included in diluted loss per share.

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

Office equipment                    3 years
Shop equipment                      5 years
Office furniture                    7 years
Product Demonstration Equipment     5 years
Automobiles                         5 years

The Company recorded depreciation expense of $19,272 for the quarter ended October 31, 2005.

Stock-Based Compensation

The Company accounts for its two stock option plans and other stock-based employee compensation using the intrinsic value method and related interpretations. Accordingly, compensation expense is recorded on the date of grant only to the extent the current market price of the underlying stock exceeds the option exercise price. During the quarter ended October 31, 2005 the Company recorded no stock based compensation to employees.

Research and Development and Software Development

Research and development costs are charged to expense as incurred. For the quarter ending October 31, 2005 the Company expensed approximately $33,000 in research and development cost.

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

Derivative and Equity Swap Transaction

On November 23, 2004 the Company received $5,000,000 in U.S. Treasury bonds in a private placement of the Company's common stock. Subsequently, the Company entered into a derivative swap transaction in which the bonds, including the interest earned on the bonds during the 24-month period of the swap agreement, have been pledged as security. The swap contract calls for a single settlement date between the parties on November 23, 2006. See Note 4 below. The accrued net obligation due under the agreement, if any, is periodically recorded as a contingent liability and a corresponding loss on the activity. The amount of the contingent liability due Cogent as of October 31, 2005 is $3,563,013.

Amortization of Deferred Compensation

The Company has issued stock and options, including below market options, for services since its inception as a means of financing development stage activities. Although in most cases the period of service for shares and options issued extends beyond the fiscal year end, the actual period of service is ultimately in doubt. For this reason the Company expenses such services when the shares or options are issued. The total amount expensed in the quarter ended October 31, 2005 was $20,000.


3.  Stock Transactions
    ------------------

Common Stock

In November 2004, the Company authorized through a private placement the sale of 2,000,000 equity units for $1.00 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased. As of October 31, 2005 the Company has sold 1,626,632 units for a total of $559,150, and 44,250 of the warrants were exercised for a total of $22,125. In addition, as of October 31, 2005 400,650 of the warrants had expired and 1,181,732 remain outstanding.

In September 2005, the Company authorized through a private placement the sale of 150,000 shares of common stock for $.33 per share.

In October 2005, 200,000 shares of the Company's restricted common shares were issued to a consultant in exchange for future services totaling $ 20,000, based on $.10 per share, which was the fair value of the Company's common stock on the date of issuance.

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

No options were issued in the quarter ended October 31, 2005.

4.  Lease Agreements
    ----------------

On March 1, 2004 the Company moved its corporate headquarters to Scottsdale, Arizona. The Company signed a three-year lease calling for monthly payments of $4,963.13 beginning March 1, 2004.


5.  Commitments and Contingencies
    -----------------------------

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses since its inception in January 2002 and has no established sources of revenue. The net losses were $3,439,435, $542,900 and $20,881,516 for the quarters ended October 31, 2005 and October 31, 2004 and for the period from January 16, 2002 (inception) to October 31, 2005, respectively. Despite its negative cash flows from operations of $233,420, $645,319, and $3,892,413 for the quarters ended October 31, 2005 and October 31, 2004 and for the period from January 16, 2002 (inception) to October 31, 2005, respectively, the Company has been able to obtain additional operating capital through private funding sources. Management's plans include the continued development of the Company's SafetyNet products and a client awareness program that it believes will enhance its ability to generate revenues from the sale of the Company's products. The Company has relied upon equity funding and loans from shareholders since inception.

During the quarter ended October 31, 2005, the Company financed its operations through private equity funding and loans from officers and others. The Company may offer shares of its common stock during the year ended July 31, 2006. No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's securities and borrowing, or that the sale of the SafetyNet products will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

6.  Subsequent Events
    -----------------

No significant events or transactions occurred between October 31, 2005 and December 16, 2005, the date of this report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the period ended October 31, 2005, this "Management's Discussion and Analysis" should be read in conjunction with the Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

Forward Looking Statements

This portion of this Quarterly Report on Form 10-QSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to the Company's (i) expectation that it will begin generating significant revenues from the sale of its products rather than from equity or debt financings; (ii) plan to allocate any funds it receives to expanding production capabilities, and establishing a distribution channel for products
(iii) belief that its client awareness program will enhance its ability to generate revenues from the sale of its products; and (iv) belief that as a result of developments with the Department of Homeland Security, it will be easier to sell RadioBridge units to state and municipal public safety agencies. Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to (i) market acceptance of our products; (ii) establishment and expansion of our direct and indirect distribution channels;
(iii) attracting and retaining the endorsement of key opinion-leaders in the law enforcement, fire, rescue and other emergency response communities; (iv) the level of product technology and price competition for our products; (v) the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; (vi) potential delays in international and domestic orders; (vii) risks associated with rapid technological change and execution and implementation risks of new technology; (viii) new product introduction risks; (ix) ramping manufacturing production to meet demand; (x) future potential litigation resulting from alleged product related injuries;
(xi) potential fluctuations in quarterly operating results; (xii) financial and budgetary constraints of prospects and customers; (xiii) fluctuations in component pricing; (xiv) adoption of new or changes in accounting policies and practices, including pronouncements promulgated by standard setting bodies; (xv) changes in legislation and governmental regulation; (xvi) publicity that may adversely impact our business and/or industry; and (xvii) the other risks and uncertainties set forth below under those identified in the section below titled "Risk Factors," as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Executive Overview.

Through our SafetyNet(TM) line of products, we supply wireless security solutions to public safety agencies and commercial end users for homeland security and life safety applications. Our current products are the SafetyNet RadioBridge(TM) which allows most two-way radios to be interconnected regardless of the radio's frequency, modulation or encryption scheme; and the SafetyNet Guardian(TM) System, which allows video transmissions and voice communications from the stairwells inside buildings for commercial safety applications. Some of the components and technology integrated into the Guardian System can also be sold, with certain modifications, as stand-alone products.

Distribution and Sales.

A  limiting  factor  for the  sale  of our  RadioBridge  product  has  been  the time-consuming process associated with government purchasing cycles and procurement practices of our products' end-users. Entering into a reseller agreement with GTSI Corp. has allowed the RadioBridge to qualify for participation in existing contract vehicles, which we believe will lower our average cost of sales per RadioBridge and which will make it easier for participating public safety agencies to purchase our products. We have also applied for participation on the U.S. General Services Administration schedules.

We are planning to develop a national network of independent dealers and distributors to sell RadioBridges throughout the United States. During the last quarter the need for radio interoperability was dramatically exposed by the problems federal, state and local officials encountered while responding to a series of major tropical storms and hurricanes, the most on record in a single season. According to the DHS, in the days and weeks following Katrina, more than 49,000 people were rescued and hundreds of thousands more were safely evacuated. Law enforcement forces on the ground assisted mightily in these efforts. However, the lack of radio interoperability hampered these rescue efforts, and tremendous national attention was again directed to this problem.

In September 2005, hurricanes Maria, Nate, Ophelia, Philippe and Rita strucke the Gulf region. The federal government response, particularly the response of FEMA, was the subject of extensive criticism in the media and in government circles. As the public's interest in emergency communications systems has risen, we have raised our profile in the public safety community significantly by a combination of media appearances and participation in national public safety associations. In August 2005 we became the newest member of COMCARE, a national non-profit alliance of over 100 members dedicated to improving emergency response. COMCARE promotes the adoption of modern, interoperable emergency systems and the development of new procedures, training, and tools to maximize their value for emergency responders. The organization allows collaboration between emergency response professionals, government, the public, and private industry. We are working with COMCARE and its members to actively foster and promote the adoption of interoperable emergency systems, standards, and forward-thinking policies and procedures.

On October 18, 2005, Homeland Security Secretary Michael Chertoff announced increased funding and changes to the DHS's organization during a ceremony at the White House where President Bush signed the FY 2006 Homeland Security Appropriations Act. In addition to certain organizational adjustments, the Department's fiscal year 2006 Appropriations provides increased funding for 1,000 new Border Patrol Agents, greater explosive detection technology across transportation networks, and an integrated Preparedness Directorate to enhance coordination and deployment of preparedness assets and training. During the last quarter we began increased communications with various influential elected officials who are strong supporters of increased interoperability for first responders. We plan to increase our lobbying efforts to promote the RadioBridge as one of the key elements to solving the problem of radio interoperability.

Production. We contracted to develop the next generation SafetyNet RadioBridge with new features for enhanced performance with CirTran Corporation located in West Valley, Utah. CirTran Corporation is a full-service electronics contract manufacturer and has an ISO (International Organization for Standardization) 9002 registration. We contemplate contracting with CirTran for the next mass production runs of RadioBridge units.

Now that this next generation RadioBridge has been completed, we are planning to contract for a first production run during the next quarter. The RadioBridge interconnects incompatible radios and bridges them to provide radio interoperability at an emergency site. The enhanced version features improvements in the sound quality of audio transmissions, the addition of an internal storage compartment for cables, headsets and other accessories, and improved bridging of trunked and non-trunked radios.

Results of Operations

We have incurred losses since our inception in 2002 and have relied on the sale of our equity securities and on loans from our officers to fund our operations. Until very recently, we did not generate any revenues from operations. However, we have begun filling purchase orders for our Radio Bridge product and we are recording revenues.

There were no revenues for the three month periods ended October 31, 2005 and 2004.

Our general and administrative expenses other than for related parties for the three month period ended October 31, 2005 were $419,871, as compared to $542,900 for the comparable period during the prior year. Our operating expenses have decreased as a result of reduction in equity-based compensation paid to employees, outside consultants, and business partners.

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

Our loss before provision for income taxes was $(3,439,435) for the three month period ended October 31, 2005, as compared to $(542,900) for the same period for the prior year. Our net loss for the three month period ended October 31, 2005 after provision for income taxes was $(3,439,435), as compared to $(542,900) for the comparable period for the prior year. The increase was the result primarily of the loss on the derivative and equity swap transaction entered into with Cogent Capital.

Liquidity and Capital Resources

At October 31, 2005, we had $7,573 in cash, as compared with $211,912 in cash during the equivalent period ended October 31, 2004. The decrease is due primarily to the reduction in the sale of our equity in private placement transactions.

At October 31, 2005 we had accrued payroll liability of $100,683, as compared with $42,556 at October 31, 2004. The increase is attributed to an increase in accrued salary owed three officers and directors. Accounts payable totaled $242,015 at October 31, 2005, as compared to $75,292 in accounts payable at October 31, 2004. This increase was due to increased costs of operations.

We held property and equipment at October 31, 2005, which was valued, net of depreciation of $108,323, at $213,357, as compared with property valued, net of depreciation of $34,380, at $254,451 at October 31, 2004. The decrease is attributed to the periodic depreciation charged against the asset balances. Our total assets at October 31, 2005 were $5,595,343, as compared with $854,512 at October 31, 2004.

We believe we have sufficient funds currently available to satisfy our cash requirements for the next 3 months. Our goal is to raise an additional $1 million in equity financing during the next 6 months, to be allocated to production of RadioBridge units for inventory and customer support, providing customer supporting for GTSI and its end-users, and hiring additional personnel for product support. We also anticipate increased revenues from the sale of RadioBridges during the next 12 months, but it is difficult to project a sales timeline because we believe significant sales are dependent on public safety end-users acquisition practices and our establishment of a customer support infrastructure to support such sales. We believe our relationship with GTSI will increase our sales volume and decrease these procurement time cycles.

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

Until recently, we have had no significant operations or revenues with which to generate profits or create liquidity, and we have not yet generated a sufficient amount of operating revenue to sustain our projected operations. We have a very limited current operating history on which investors can evaluate our potential for future success. Our ability to generate revenue is uncertain and we may never achieve profitability. Potential investors should evaluate our company in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control. These risks include:

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

We have generated minimal revenue to date from the sale of our SafetyNet products. Until recently, our funding came primarily from the sale of our equity and debt securities. However, we expect to generate revenues from the sale of our SafetyNet products. We expect to depend on sales of these products, primarily the SafetyNet RadioBridge, for the foreseeable future. A decrease in the prices of or demand for these product lines, or their failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.

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

Our future success will depend on our ability to expand sales through channel partners, which may include distributors, dealers, and independent sales representatives; our inability to take advantage of our existing distribution network or recruit new distributors, dealers, or independent sales representatives may negatively affect our sales.

Our distribution strategy is to pursue sales through multiple channels with an emphasis on major value-added resellers such as GTSI Corp. Because our relationship with GTSI is non-exclusive, we also retain the right to develop sales through independent distributors, dealers, and sales representatives. Our inability to successfully sell our products through value-added resellers or our inability to retain other distributors, dealers, and sales representatives who can successfully sell our products would adversely affect our sales. In addition, if we do not competitively price our products, meet the requirements of our end-users, provide adequate marketing support, or comply with the terms of our distribution arrangement, GTSI may fail to aggressively market our products or may terminate its relationship with us. These developments would likely have a material adverse effect on our sales. Our reliance on others to sell our products also makes it more difficult to predict our revenues, cash flow and operating results.

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

The Department of Homeland Security currently awards funding grants for the purchase of communications equipment that provides interoperability to first responders. These funds are granted through the State Homeland Security Grant Program, the Urban Area Security Initiative, and other grants administered by the Office of Domestic Preparedness, the Federal Emergency Management Agency, and the Transportation Security Administration. Other Federal agency programs include Department of Justice grants for counter-terrorism and general-purpose law enforcement activities through the Office of Community Oriented Policing Services, which distributes funding through a wide range of programs, both as grants and cooperative agreements. Additionally, many grants are administered directly through state agencies and administrative offices. Budgetary, political or other constraints or delays in providing, or the availability of funding through, these grant programs could preclude many of our end-users from being able to purchase our products, which would have an adverse impact on our revenues, results of operations and financial condition.

If we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights.

Our success depends both on our internally developed technology and on third party technology. We rely on a variety of trademarks, service marks, and designs to promote our brand names and identity. We also rely on a combination of provisional patents, contractual provisions, confidentiality procedures, trademarks, copyrights, trade secrecy, unfair competition, and other intellectual property laws to protect the proprietary aspects of our products. The steps we take to protect our intellectual property rights may not be adequate to protect our intellectual property and may not prevent our competitors from gaining access to our intellectual property and proprietary information. In addition, we cannot provide assurance that courts will always uphold our intellectual property rights or enforce the contractual arrangements that we have entered into to protect our proprietary technology.

Third parties may infringe or misappropriate our copyrights, trademarks, service marks, patents, and other proprietary rights. Any such infringement or misappropriation could have a material adverse effect on our business, prospects, financial condition, and results of operations. In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear.

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

Our revenues and operating results may vary significantly in the future due to various factors, including, but not limited to increases or decreases in sales, increased raw material expenses, changes in our operating expenses, market acceptance of our products and services, regulatory changes that may affect the marketability of our products, and budgetary cycles of our targeted customer base. As a result of these and other factors, we believe that period-to-period comparisons of our operating results may not be meaningful in the short term and that you should not rely upon our performance in a particular period as indicative of our performance in any future period.

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

Competition for talented personnel is intense, and there is no assurance that we will be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future. Our senior management currently defers a large percentage of their annual salaries and there can be no assurance that they will continue to perform services for the company without receiving full compensation. In addition, market conditions may require us to pay higher compensation to qualified management and technical personnel than we currently anticipate. Any inability to attract and retain qualified management and technical personnel in the future could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

o    potentially adverse tax consequences;
o    political and economic instability;
o    changes in diplomatic and trade relationships;
o difficulties in staffing and managing foreign operations, tariffs and other trade barriers;
o    complex foreign laws and treaties;
o    changing economic conditions;
o    difficulty of collecting foreign accounts receivable; and
o exposure to different legal standards, particularly with respect to intellectual property and distribution of products.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Act'), beginning with our Annual Report on Form 10-KSB for the fiscal year ending June 30, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

In order to achieve compliance with Section 404 of the Act within the prescribed period, beginning in our next fiscal year, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We can provide no assurance as to our, or our independent auditors', conclusions at the prescribed periods with respect to the effectiveness of our internal control over financial reporting under Section 404 of the Act. There is a risk that neither we nor our independent auditors will be able to conclude at the prescribed period that our internal controls over financial reporting are effective as required by Section 404 of the Act.

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

ITEM 2.  CHANGES IN SECURITIES.

We are continuing to raise funds for operations through a private placement of our equity securities. Proceeds from the issuance of 1,227,500 shares of common stock during the three month period ended October 31, 2005 totaled $155,500.

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

Exhibit
-------
Number                  Description
------                  -----------

31 Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The company filed three Current Reports on Form 8-K during the period ended October 31, 2005.

On August 23, 2005, the company filed a report providing Regulation FD disclosure and containing three press releases, dated August 9, 2005; July 28, 2005; and July 13, 2005, respectively. The press releases announced sales and marketing activity relating to the company's RadioBridge(TM) and the listing of the company's common stock on the Frankfurt Stock Exchange in Germany under the trading symbol "DKT".

On September 8, 2005, the company filed a report providing Regulation FD disclosure and containing a press release dated September 7, 2005, which announced that the company was sending a training crew and the RadioBridge to assist first responders in hurricane relief efforts in Louisiana.

On October 3, 2005, the company filed a report specifying a change in the company's fiscal year from year-end July 31 to year-end July 30. The effective date of the change shall be December 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AEGIS ASSESSMENTS, INC.

Date: December 15, 2005                        /s/ David Smith
                                               ---------------------------------
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Authorized Officer)

EXHIBIT INDEX



Exhibit
-------
Number                  Description
------                  -----------

31 Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002