Form 10QSB
period 2006-01-31
AEGIS ASSESSMENTS INC
filed 2006-03-17
CIK 1183075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number 000-50213

AEGIS ASSESSMENTS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	72-1525702
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

7975 N. Hayden Road, Suite D-363, Scottsdale, AZ 85258
(Address of principal executive offices)

480.778.9140
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of March 15, 2006  was approximately 32,000,000 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (Check one):

Yes ☐    No ☒

INDEX TO FORM 10-QSB FILING

FOR THE PERIOD ENDED JANUARY 31, 2006

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheet as of January 31, 2006

Statements of Operations for the three and six month periods ended January 31, 2006 and January 31, 2005

Statements of Cash Flows for the six month periods ended January 31, 2006 and January 31, 2005

Notes to the Financial Statements

Item 2.	Management’s Discussion and Analysis

Item 3.	Controls and Procedures

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART I- FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

Aegis Assessments, Inc.

(A Development Stage Company)

Condensed Balance Sheet

January 31, 2006

(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$25,464
Advance	1,750
Prepaid expense	13,346
Inventory	415,544
Total Current Assets	456,104

Property and equipment, net of accumulated depreciation of $128,179 at January 31, 2006	198,143
U.S. Treasury Bonds - Restricted (see Note 2)	4,957,025
Other Assets	7,616
Total Assets	$5,618,888

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts Payable	$277,670
Accrued Payroll	141,475
Deferred Revenue	350,000
Note payable - related party	18,797
Note payable	125,000
Total Current Liabilities	912,942

Commitments and contingencies (notes 2 and 5) Contingent loss on derivative and equity swap	3,979,452

Series A 8% convertible preferred stock $.001 par value; 200,000 shares authorized.

Shareholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized for issuance in one or more series. Common stock, $.001 par value; 100,000,000 shares authorized; 32,431,508 shares issued and outstanding at January 31, 2006	32,431
Additional paid-in capital	22,660,963
Stock subscription receivable – related party	(67,500)
Stock subscription receivable	(103,015)
Unrealized loss on marketable securities	(66,496)
Deficit accumulated during the development stage	(21,729,889)
Total shareholders’ equity	726,494

Total liabilities and shareholders’ equity	5,618,888

The accompanying notes are an integral part of the condensed financial statements

Aegis Assessments, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the three months ended January 31,2006	For the three months ended January 31,2005	For the six months ended January 31,2006	For the six months ended January 31,2005	For the period from January 16,2002 (inception) to January 31,2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue		$6,000		$6,000	$70,992

Operating expense
Cost of equipment sold		$4,500		$4,500	$35,100
General and administrative expenses - other	431,935	3,350,751	$851,806	3,893,651	$17,498,464
Consulting fees - related party					$287,065
Total Operating expenses	$431,935	$3,355,251	$851,806	$3,898,151	$17,820,629

Loss on interest rate derivative swap	$16,438		$36,002		$79,452
Loss on equity swap	400,000		3,400,000		3,900,000
					—
Loss before provision for income taxes	(848,373)	(3,349,251)	(4,287,808)	(3,892,151)	(21,729,089)
Provision for income taxes	—				800
Net loss	$(848,373)	$(3,349,251)	$(4,287,808)	$(3,892,151)	$(21,729,889)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	$14,538		$9,860		$(66,496)
Total comprehensive loss	$(833,835)	$(3,349,251)	$(4,277,948)	$(3,892,151)	$(21,796,385)

Net loss available to common shareholders per common share - basic and diluted	$(0.03)	$(0.14)	$(0.14)	$(0.19)	$(1.27)

Weighted average common shares - basic and diluted	31,475,711	23,112,141	30,170,897	20,875,174	17,134,150

The accompanying notes are an integral part of the financial statements

Aegis Assessments, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended January 31,2006	For the six months ended January 31,2005	For the period from January 16,2002 (inception) to January 31,2006
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net loss	$(4,287,808)	$(3,892,151)	$(21,729,889)

Adjustments to reconcile net loss to net cash used in operating activities:

Non-cash items included in the net loss:
Depreciation	39,128	34,505	128,180
Amortization and expenses related to stock and stock options	20,000	2,824,565	12,884,625
Loss on interest rate derivative swap	36,001		79,451
Loss on equity swap	3,400,000		3,900,000
The intrinsic value of non-detachable conversion rights of the Series A 8% preferred stock			9,800
Issuance of stock for payment of interest			3,266

Change in Assets
Accounts Receivable		(6,000)	—
Inventory	(11,055)	(210,088)	(415,543)
Other Assets			(7,616)
Advance	(1,750)		(1,750)
Prepaid expense	(13,346)		(13,346)

Change in Liabilities:
Accrued payroll	68,260	96,148	141,475
Accounts payable	109,886	18,993	277,670
Accrued interest officers			—
Deferred Revenue			350,000
Net cash used in operating activities	(640,684)	(1,134,028)	(4,393,677)

The accompanying notes are an integral part of the financial statements

Aegis Assessments, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended January 31,2006	For the six months ended January 31,2005	For the period from January 16,2002 (inception) to January 31,2006
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows used in investing activities:

Payments to acquire property and equipment	$(4,642)	$(30,475)	$(326,322)

Net cash flows used in investing activities	(4,642)	(30,475)	(326,322)

Cash flows provided by financing activities:

Proceeds from issuance of preferred stock	—		90,100
Proceeds from issuance of common stock - related party			22,500
Proceeds from issuance of common stock	565,485	554,405	3,577,517
Proceeds from exercise of warrants		184,654	630,405
Proceeds from exercise of options		38,500	237,144
Proceeds from issuance of debenture	—		17,000
Proceeds from notes payable and advances - related parties			17,000
			—
Stock subscription receivable	—		10,000
Advances from officers			—
Note Payable - officer	(75,203)		18,797
Note Payable	125,000	53,381	125,000
Net cash provided by financing activities	615,282	830,940	4,745,463

Net increase in cash and cash equivalents	(30,044)	(333,563)	25,464

Cash and cash equivalents, beginning of period	55,508	497,577	—

Cash and cash equivalents, end of period	$25,464	$164,014	$25,464

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Exercise of options applied against notes			$17,000
Payment of accounts payable with stock			12,025
Conversion of preferred stock to common stock			27,500
Issuance of common stock for services	$20,000		$12,884,625
Issuance of stock for note – related party			67,500
Issuance of stock for notes			133,000

The accompanying notes are an integral part of the condensed financial statements

Aegis Assessments, Inc.

(A Development Stage Company)

Notes to Financial Statements

For The Three and Six Months Ended January 31, 2006 (Unaudited) and January 31, 2005 (Unaudited), For The Period January 16, 2002 (inception) Through January 31, 2006

1.                                      Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of January 31, 2006. There has not been any change in the significant accounting policies of Aegis Assessments, Inc. (“The Company”), for the periods presented. The results of operations for the three and six months ended January 31, 2006 and 2005 are not necessarily indicative of the results for a full year period. It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended July 31, 2005 filed with the Securities and Exchange Commission (the “SEC”).

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim period financial information, which contemplate continuation of Aegis Assessments, Inc. (a Development Stage Company) as a going concern. However, the Company is subject to the risks and uncertainties associated with a new business, has no established source of revenue and has limited sources of equity capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.                                      Summary of Significant Accounting Policies

Development Stage Operations

Aegis Assessments, Inc. is a development stage company and has limited operating history with insignificant revenues. The Company was incorporated under the laws of the State of Delaware on January 16, 2002. As of July 31, 2005 the Company completed development of its core product, a specialized emergency response and communication systems for law enforcement agencies at all levels, the U.S. Department of Defense, and select commercial firms. The Company refers to this product as the “Aegis SafetyNet Radio Bridge, or “Radio Bridge,” system. The Company is now engaged in producing the systems and establishing sales distribution channels.

Cash and cash equivalents – The Company considers all highly liquid cash investments with original maturities of 90 days or less to be cash equivalents. The Company periodically maintains cash balances in excess of FDIC limits.

Inventory – Inventory is stated at lower of cost or market (average cost method) and consists of units completed and deposits made with an outsourced manufacturer.

Marketable securities – Marketable securities are stated at the lower of cost or market value and consists of U.S. Treasury Bonds.

Initial Production and Sales Activity

In May 2004, the Company received its first purchase order for the Aegis SafetyNet Radio Bridge system and began production. The initial $2.4 million purchase order was accompanied by a progress payment of $350,000 against the first units. As of January 31, 2006, the Company had delivered 52 units to the distributor. The progress payment was recorded as deferred revenue. The Company anticipates significant involvement in the distributor’s resale activities and will not record revenue related to the units until they are sold to end-users.

An additional eight Radio Bridge units have been sold directly by the Company to end-users. Full payment for these sales was received by January 31, 2006.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates and assumptions on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and assumptions routinely require adjustment. US GAAP requires management to make estimates and judgments in several areas including those related to the capitalization of development costs of the Company’s software, the valuation of the recoverability of those costs, and the fair value of stock-based compensation. Actual results in these particular areas could differ from those estimates.

Costs of Promotional Materials

The cost of promotional materials is expensed as incurred, and includes such items as the cost to produce a corporate capabilities video. The Company incurred no promotional costs in the quarter ended January 31, 2006.

Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. As of January 31, 2006 the Company has provided a 100% valuation allowance for the deferred tax asset, since management has not been able to determine that the realization of that asset is more likely than not.

Basic and Diluted Loss Per Share

The basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of January 31, 2006 the Company had 5,926,760 outstanding stock options, and warrants that could be converted into 1,181,732 shares of common stock. (using the treasury stock method). The options and warrants would have an anti-dilutive effect and, therefore, are not included in diluted loss per share.

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

The Company recorded depreciation expense of $19,856 for the quarter ended January 31, 2006.

Stock-Based Compensation

The Company accounts for its two stock option plans and other stock-based employee compensation using the intrinsic value method and related interpretations. Accordingly, compensation expense is recorded on the date of grant only to the extent the current market price of the underlying stock exceeds the option exercise price.

During the quarter ended January 31, 2006 the Company recorded no stock based compensation to employees.

Research and Development and Software Development

Research and development costs are charged to expense as incurred. For the quarter ending January 31, 2006 the Company expensed approximately $33,000 in research and development cost.

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

Derivative and Equity Swap Transaction

On November 23, 2004 the Company received $5,000,000 in U.S. Treasury bonds in a private placement of the Company’s common stock. Subsequently, the Company entered into a derivative swap transaction in which the bonds, including the interest earned on the bonds during the 24-month period of the swap agreement, have been pledged as security. The swap contract calls for a single settlement date between the parties on November 23, 2006. The accrued net obligation due under the agreement, if any, is periodically recorded as a contingent liability and a corresponding loss on the activity. The amount of the contingent liability due Cogent as of January 31, 2006 is $3,979,452.

Amortization of Deferred Compensation

The Company has issued stock and options, including below market options, for services since its inception as a means of financing development stage activities. Although in most cases the period of service for shares and options issued extends beyond the fiscal year end, the actual period of service is ultimately in doubt. For this reason the Company expenses such services when the shares or options are issued. No shares or options were issued for services in the quarter ended January 31, 2006.

3.                                      Stock Transactions

Common Stock

In November 2004, the Company authorized through a private placement the sale of 2,000,000 equity units for $1.00 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased. As of January 31, 2006 the Company has sold 1,626,632 units for a total of $559,150, and 44,250 of the warrants were exercised for a total of $22,125. In addition, as of January 31, 2006 400,650 of the warrants had expired and 1,181,732 remain outstanding.

In September 2005, the Company authorized through a private placement the sale of 150,000 shares of common stock for $.33 per share. All the shares were sold as of October 31, 2005.

In October 2005, 200,000 shares of the Company’s restricted common shares were issued to a consultant in exchange for future services totaling $ 20,000, based on $.10 per share, which was the fair value of the Company’s common stock on the date of issuance.

In November 2005, the Company authorized through a private placement the sale of 2,533,333 shares of restricted common stock for $.15 per share. All the shares were sold as of January 31, 2006 for a total of $380,000.

Stock Options

During April 2002, the Company adopted the 2002 Stock Option Plan (the “Plan”) to retain the services of persons now serving in certain capacities and to secure the services of persons capable of serving in similar capacities.

The total number of shares of common stock that may be purchased pursuant to the exercise of options shall not exceed, in the aggregate, 10,000,000 shares of the Company’s authorized common stock. However, at no time, shall the number of shares of common stock issuable upon exercise of all issued and outstanding options pursuant to the Plan, or any similar plan adopted by the Company’s Board of Directors, exceed a number of shares which is equal to 30% of the then outstanding shares of common stock of the Company. The Plan shall be administered by an option committee (the “Committee”) consisting of no fewer than two and no more than three members designated by the Board. The termination date of the Plan is December 31, 2007. The purchase price of each share purchasable pursuant to any incentive option shall be determined by the Committee at an exercise price not less 100% of the fair market value of the common stock on the date of issue. For options granted to individuals or entities possessing greater than 10% of the total combined voting power of all classes of capital stock, the exercise price shall not be less than 110% of the fair market value of the Company’s common stock upon the date of issuance.

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

The Company historically has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees in accounting for its employee stock options. Accordingly, no compensation expense is recognized in the Company’s financial statements related to options issued to employees because the exercise price of the Company’s employee stock options equals the market price of the Company’s common stock on the date of grant. For options issued to consultants, pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company has recorded compensation costs based on the fair value at the grant date for its stock options.

However, in December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted the new standard and it will be effective for the quarter beginning February 1, 2006. The Company is currently evaluating to what extent the entity’s equity instruments will be used in the future for employees services and the transition provisions of this standard; therefore, the impact to the Company’s financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty.

No options were issued in the quarter ended January 31, 2006

4.                                      Lease Agreements

On March 1, 2004 the Company moved its corporate headquarters to Scottsdale, Arizona. The Company signed a three-year lease calling for monthly payments of $4,963.13 beginning March 1, 2004.

5.                                      Commitments and Contingencies

Financial Results, Liquidity and Management’s Plan

The Company has incurred net losses since its inception in January 2002 and has no established sources of revenue. The net losses were $848,373, $3,349,251 and $21,729,889 for the quarters ended January 31, 2006 and January 31, 2005 and for the period from January 16, 2002 (inception) to January 31, 2006, respectively. Despite its negative cash flows from operations of $590,887, $1,080,647, and $4,249,880 for the quarters ended January 31, 2006 and January 31, 2005 and for the period from January 16, 2002 (inception) to January 31, 2006, respectively, the Company has been able to obtain additional operating capital through private funding sources. Management’s plans include the continued development of the Company’s SafetyNet products and a client awareness program that it believes will enhance its ability to generate revenues from the sale of the Company’s products. The Company has relied upon equity funding and loans from shareholders since inception.

During the quarter ended January 31, 2006, the Company financed its operations through private equity funding and loans from officers and others. The Company may offer shares of its common stock during the year ended July 31, 2006. No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company’s securities and borrowing, or that the sale of the SafetyNet products will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Preferred Stock

From November 2002 through January 2003, the Company sold 18,020 shares of its Series A Preferred Stock (the “preferred stock”). A question arose as to the propriety of the Company’s reliance upon a section of the Securities Act of 1933 that the preferred stock was exempt from registration. The potential consequence of the shares not being subject to the exemption created a right of rescission for each investor amounting to the total of their investment. During the year ended July 31, 2003, a preferred shareholder who is a related party converted 12,520 shares of the preferred stock along with accrued interest into 64,172 shares of common stock. There were 5,500 preferred shares outstanding at July 31, 2003 representing a balance of $27,500. As of July 31, 2003, the Company had received requests for conversion for all of the remaining 5,500 preferred shares.

In August 2003, preferred shareholders converted the remaining 5,500 shares of the preferred stock along with related accrued interest into 28,684 shares of common stock.

6.              Subsequent Events

On February 17, 2006 the Company entered into a subscription agreement for the private placement of certain promissory notes with accredited investors in the principal aggregate amount of $500,000. The notes each have a one-year maturity date and provide for simple interest payable on each note at the annual rate of 10%. The subscribers have the right from and after the date of the issuance of the notes until the notes are fully paid, to convert any outstanding and unpaid principal portion of each note, and accrued interest, at the election of such subscriber into fully paid and nonassessable shares of the Company’s common stock at a conversion price per share of $0.15.

The Company also agreed to issue and deliver certain warrants to the subscribers in connection with the agreement. Each subscriber received one Class A Warrant and one Class B Warrant for the right to purchase the number of shares of common stock equal to the number of shares of common stock underlying each note assuming conversion as of February 17, 2006. The Class A Warrant is immediately exercisable for an exercise price of $0.25 per share and expires on February 17, 2011. The Class B Warrant is immediately exercisable for an exercise price of $0.60 per share and expires on February 17, 2009. The Company has agreed to file a registration statement registering the shares underlying the notes and the warrants.

The Company also entered into a security agreement to secure the notes and pursuant to such security agreement the subscribers have been granted a security interest in all the assets of the Company. The subscribers appointed a collateral agent to represent them collectively in connection with such security agreement.  On March 16, 2006, the Company amended the original transactions to include an additional principal aggregate amount of $300,000.

ITEM  2. MANAGEMENT’S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the period ended January 31, 2006, this “Management’s Discussion and Analysis” should be read in conjunction with the Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

Forward Looking Statements

This portion of this Quarterly Report on Form 10-QSB, includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to the Company’s (i) expectation that it will begin generating significant revenues from the sale of its products rather than from equity or debt financings; (ii) plan to allocate any funds it receives to expanding production capabilities, and establishing a distribution channel for products (iii) belief that its client awareness program will enhance its ability to generate revenues from the sale of its products; and (iv) belief that as a result of developments with the Department of Homeland Security, it will be easier to sell RadioBridge units to state and municipal public safety agencies. Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to (i) market acceptance of our products; (ii) establishment and expansion of our direct and indirect distribution channels; (iii) attracting and retaining the endorsement of key opinion-leaders in the law enforcement, fire, rescue and other emergency response communities; (iv) the level of product technology and price competition for our products; (v) the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; (vi) potential delays in international and domestic orders; (vii) risks associated with rapid technological change and execution and implementation risks of new technology; (viii) new product introduction risks; (ix) ramping manufacturing production to meet demand; (x) future potential litigation resulting from alleged product related injuries; (xi) potential fluctuations in quarterly operating results; (xii) financial and budgetary constraints of prospects and customers; (xiii) fluctuations in component pricing; (xiv) adoption of new or changes in accounting policies and practices, including pronouncements promulgated by standard setting bodies; (xv) changes in legislation and governmental regulation; (xvi) publicity that may adversely impact our business and/or industry; and (xvii) the other risks and uncertainties set forth below under those identified in the section below titled “Risk Factors,” as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Executive Overview.

Through our SafetyNet™ line of products, we supply wireless security solutions to public safety agencies and commercial end users for homeland security and life safety applications. Our current products are the SafetyNet RadioBridge™ which allows most two-way radios to be interconnected regardless of the radio’s frequency, modulation or encryption scheme; and the SafetyNet Guardian™ System, which allows video transmissions and voice communications from the stairwells inside buildings for commercial safety applications. Some of the components and technology integrated into the Guardian System can also be sold, with certain modifications, as stand-alone products.

Recent Developments.

On February 22, 2006, the company filed a report that it had entered into a material definitive agreement for the private placement of certain promissory notes with accredited investors in the principal aggregate amount of $500,000. The company also reported the creation of a direct financial obligation and the unregistered sale of equity securities.

The three accredited investors participating in the offering were Harborview Master Fund LP, in the principal amount of $125,000; DKR Soundshore Oasis Holding Fund Ltd., in the principal amount of $125,000; and Alpha Capital Aktiengesellschaft, in the principal amount of $250,000. The Notes each have a one-year maturity date and provide for simple interest payable on each Note at the annual rate of 10%. The Subscribers have the right from and after the date of the issuance of the Notes until the Notes are fully paid, to convert any outstanding and unpaid principal portion of each Note, and accrued interest, at the election of such Subscriber into fully paid and nonassessable shares of the Company’s common stock at a conversion price per share of $0.15. The Company also agreed to issue and deliver certain warrants to the Subscribers in connection with the Agreement. Each Subscriber received one Class A Warrant and one Class B Warrant (together the “Warrants”) for the right to purchase the number of shares of common stock equal to the number of shares of common stock underlying each Note assuming conversion as of February 17, 2006. The Class A Warrant is immediately exercisable for an exercise price of $0.25 per share and expires on February 17, 2011. The Class B Warrant is immediately exercisable for an exercise price of $0.60 per share and expires on February 17, 2009. The Company has agreed to file a registration statement registering the shares underlying the Notes and the Warrants. The Company also entered into a security agreement to secure the Notes and pursuant to such security agreement the Subscribers have been granted a security interest in all the assets of the Company. The Subscribers appointed a collateral agent to represent them collectively in connection with such security agreement.

The common stock was offered and sold in a private placement, pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. The common stock was offered and sold to purchasers whom the company or its authorized agents believe are “accredited investors,” as that term is defined in Rule 501 of Regulation D in reliance upon an exemption from the registration requirements of the Securities Act in a transaction not involving any public offering. Each of the investors represented to Aegis that:

•                                          such investor is an “accredited investor;”

•                                          the shares of common stock were purchased by such investor for its own account, for investment and without any view to the distribution, assignment or resale to others other than pursuant to a registered offering;

•                                          such investor understood that the shares of common stock issued to the investor have not been registered under the Securities Act of  1933 or any state securities laws; and

•                                          such investor acknowledged that it may not transfer the shares unless the shares are registered under federal and applicable state securities laws or unless, in the opinion of counsel satisfactory to Aegis, an exemption from such laws is available.

We will arrange for the certificates representing such securities to be legended and subject to stop transfer restrictions. We did not engage in any form of general solicitation or general advertising in connection with these issuances.

Distribution and Sales.

A limiting factor for the sale of our RadioBridge product has been the time-consuming process associated with government purchasing cycles and procurement practices of our products’ end-users. Entering into a reseller agreement with GTSI Corp. has allowed the RadioBridge to qualify for participation in an existing contract vehicle, the U.S. Communities program, which we believe will lower our average cost of sales per RadioBridge and which will make it easier for participating public safety agencies to purchase our products. We have also applied for participation on the U.S. General Services Administration schedules.

On December 6, 2005 the company retained James Lee Witt Associates, LLC to assist the company with strategic advisory services and help introduce our products to public safety and emergency services organizations. Mr. Witt has over 25 years of disaster management experience, culminating in his appointment as Director of the Federal Emergency Management, where he served from 1993-2001. In this capacity, he is credited with turning FEMA from an unsuccessful bureaucratic agency to an internationally lauded all-hazards disaster management agency.

In 2001, he launched James Lee Witt Associates, a Crisis and Consequence Management Consulting Firm specializing in public safety and emergency services for the public and private sectors. In 2003, he became the Chief Executive Officer of the International Code Council (ICC), a 50,000-member association dedicated to building safety, develops the codes used to construct residential and commercial buildings, including homes and schools.

We plan to have James Lee Witt Associates, LLC assist Aegis with introducing the RadioBridge to emergency services organizations through out the United States beginning in April 2006. Our plan is to demonstrate the RadioBridge to dozens of federal, state and local public safety agencies, as well as utilities and universities. We believe this demonstration and marketing tour will lead to increased sales of the RadioBridge.

Production. We contracted to develop the next generation SafetyNet RadioBridge with new features for enhanced performance with CirTran Corporation located in West Valley, Utah. CirTran Corporation is a full-service electronics contract manufacturer and has an ISO (International Organization for Standardization) 9002 registration. We have engaged CirTran for the first production run of the Version2 RadioBridge. The RadioBridge interconnects incompatible radios and bridges them to provide radio interoperability at an emergency site in a matter of minutes. The enhanced version features improvements in the sound quality of audio transmissions, the addition of an internal storage compartment for cables, headsets and other accessories, and improved bridging of trunked and non-trunked radios.

Results of Operations

We have incurred losses since our inception in 2002 and have relied on the sale of our equity securities and on loans from our officers and shareholders to fund our operations. However, we have begun filling purchase orders for our Radio Bridge product and we are now recording revenues.

There were no revenues for the three-month period ended January 31, 2006 compared to $6,000 in revenues in the comparable period in 2005.

Our general and administrative expenses other than for related parties for the three-month period ended January 31, 2006 were $431,935, as compared to $3,355,251 for the comparable period during the prior year. Our operating expenses have decreased as a result of reduction in equity-based compensation paid to employees, outside consultants, and business partners.

Now that we have a finished product ready for delivery to end-users, our marketing activities have increased significantly, and we are incurring increased marketing costs, including costs associated with demonstrating our products to public safety agencies and government officials, major law enforcement officials, fire department officials, federal agencies, and the United States Army. We have also incurred increased costs associated with the design, preparation, and printing of marketing and product informational material, courier costs and mailing costs. Moreover, we continue to incur legal and accounting expenses and other expenses incidental to our reporting obligations as a public company and to the increase in our requirements for transactional legal and accounting services.

Our loss before provision for income taxes was $(848,373) for the three-month period ended January 31, 2006, as compared to $(3,349,251) for the same period for the prior year. Our net loss for the three-month period ended January 31, 2006 after provision for income taxes was $(848,373), as compared to $(3,349,251) for the comparable period for the prior year. The decrease was the result primarily of a decrease in the equity-based compensation paid to employees, outside consultants, and business partners.

Liquidity and Capital Resources

At January 31, 2006, we had $25,464 in cash, as compared with $164,014 in cash during the equivalent period ended January 31, 2005. The decrease is due primarily to the reduction in the sale of our equity in private placement transactions.

At January 31, 2006 we had accrued payroll liability of $141,475, as compared with $112,567 at January 31, 2005. The increase is attributed to an increase in accrued salary owed three officers and directors. Accounts payable and deferred revenue totaled $627,670 at January 31, 2006, as compared to $422,307 at January 31, 2005. Notes payable totaled $143,797 at January 31, 2006, including $18,797 from an officer and director. This compares to $55,714 in notes payable at January 31, 2005. These increases were due to increased costs of operations.

We held property and equipment at January 31, 2006, which was valued, net of depreciation of $128,179, at $198,143, as compared with property valued, net of depreciation of $52,497, at $236,334 at January 31, 2005. The decrease is attributed to periodic charges to depreciation expense. Our total assets at January 31, 2006 were $5,618,888, as compared with $5,839,997 at January 31, 2005.

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

Until recently, we have had no significant operations or revenues with which to generate profits or create liquidity, and we have not yet generated a sufficient amount of operating revenue to sustain our projected operations. We have a very limited current operating history on which investors can evaluate our potential for future success. Our ability to generate revenue is uncertain and we may never achieve profitability. Potential investors should evaluate our company in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control. These risks include:

•                                          lack of sufficient capital,

•                                          unproven business model,

•                                          marketing difficulties,

•                                          competition, and

•                                          uncertain market acceptance of our products and services.

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

We have generated minimal revenue to date from the sale of our SafetyNet products. Over the course of our history, our funding has come primarily from the sale of our equity and debt securities. However, we expect to generate revenues from the sale of our SafetyNet products. We expect to depend on sales of these products, primarily the SafetyNet RadioBridge, for the foreseeable future.

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

Our products will be depended upon in emergency, rescue and public safety situations that may involve physical harm or even death to individuals, as well as potential loss or damage to real and personal property. Our products may be associated with these injuries or other losses. A person who sustains injuries, the survivors of a person killed, the owner of damaged or destroyed property in a situation involving the use of our products, or the owner of a facility at which such injury, death or loss occurred may bring legal action against us to recover damages on the basis of theories including personal injury, wrongful death, negligent design, dangerous product or inadequate warning. We may also be subject to lawsuits involving allegations of misuse of our products. If successful, such claims could have a material adverse effect on our operating results and financial condition. Significant litigation could also result in a diversion of management’s attention and resources, negative publicity and an award of monetary damages in excess of our insurance coverage.

Our future success will depend on our ability to expand sales through channel partners, which may include distributors, dealers, and independent sales representatives; our inability to take advantage of our existing distribution network or recruit new distributors, dealers, or independent sales representatives may negatively affect our sales.

Our distribution strategy is to pursue sales through multiple channels with an emphasis on major value-added resellers and direct sales to government end-users. Because our relationship with resellers is non-exclusive, we also retain the right to develop sales through independent distributors, dealers, and sales representatives. Our inability to successfully sell our products through value-added resellers or our inability to retain other distributors, dealers, and sales representatives who can successfully sell our products would adversely affect our sales. In addition, if we do not competitively price our products, meet the requirements of our end-users, provide adequate marketing support, or comply with the terms of our distribution arrangement, our resellers may fail to aggressively market our products or may terminate their relationships with us. These developments would likely have a material adverse effect on our sales. Our reliance on others to sell our products also makes it more difficult to predict our revenues, cash flow and operating results.

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

We may decide to initiate litigation in order to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of our proprietary rights. Any such litigation could result in substantial expense, may reduce our profits, and may not adequately protect our intellectual property rights. In addition, we may be exposed to future litigation by third parties based on claims that our products or services infringe their intellectual property rights. Any such claim or litigation against us, whether or not successful, could result in substantial costs and harm our reputation. In addition, such claims or litigation could force us to do one or more of the following:

•                                          cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue;

•                                          obtain a license from and/or make royalty payments to the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all;

•                                          divert management’s attention from our business;

•                                          redesign or, in the case of trademark claims, rename our products or services to avoid infringing the intellectual property rights of third parties, which may not be possible and in any event could be costly and time-consuming.

Even if we were to prevail, such claims or litigation could be time-consuming and expensive to prosecute or defend, and could result in the diversion of our management’s time and attention. These expenses and diversion of managerial resources could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

•                                          changing regulatory requirements;

•                                          fluctuations in the exchange rate for the United States dollar;

•                                          the availability of export licenses;

•                                          unexpected changes in regulatory requirements;

•                                          potentially adverse tax consequences;

•                                          political and economic instability;

•                                          changes in diplomatic and trade relationships;

•                                          difficulties in staffing and managing foreign operations, tariffs and other trade barriers;

•                                          complex foreign laws and treaties;

•                                          changing economic conditions;

•                                          difficulty of collecting foreign accounts receivable; and

•                                          exposure to different legal standards, particularly with respect to intellectual property and distribution of products.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Act’), beginning with our Annual Report on Form 10-KSB for the fiscal year ending June 30, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. The internal control report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

In order to achieve compliance with Section 404 of the Act within the prescribed period, beginning in our next fiscal year, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We can provide no assurance as to our, or our independent auditors’, conclusions at the prescribed periods with respect to the effectiveness of our internal control over financial reporting under Section 404 of the Act. There is a risk that neither we nor our independent auditors will be able to conclude at the prescribed period that our internal controls over financial reporting are effective as required by Section 404 of the Act.

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

The trading price of our common stock has risen and fallen significantly over the past few months and could continue to be volatile in response to factors including the following, many of which are beyond our control:

•                                          variations in our operating results;

•                                          announcements of technological innovations or new services by us or our competitors;

•                                          changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

•                                          our failure to meet analysts’ expectations;

•                                          changes in operating and stock price performance of other technology companies similar to us;

•                                          conditions or trends in the technology industry;

•                                          additions or departures of key personnel; and

•                                          future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations that are unrelated to the operating performance of companies with securities trading in those markets. These fluctuations, as well as political events, terrorist attacks, threatened or actual war, and general economic conditions unrelated to our performance, may adversely affect the price of our common stock. In the past, securities holders of other companies often have initiated securities class action litigation against those companies following periods of volatility in the market price of those companies’ securities. If the market price of our stock fluctuates and our stockholders initiate this type of litigation, we could incur substantial costs and experience a diversion of our management’s attention and resources, regardless of the outcome. This could materially and adversely affect our business, prospects, financial condition, and results of operations.

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

Our common stock may be subject to the “penny stock” rules as promulgated under the Exchange Act.

In the event that no exclusion from the definition of “penny stock” under the Securities Exchange Act of 1934, as amended is available, then any broker engaging in a transaction in our company’s common stock will be required to provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of our company’s securities held in the customer’s accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer’s confirmation of sale. Certain brokers are less willing to engage in transactions involving “penny stocks” as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our company’s common stock to dispose of their shares.

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

The evaluation of our disclosure controls by our principal executive officer and principal financial officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including our chief executive officer, president and chief financial officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

PART II - OTHER INFORMATION

Items 1-5 are not applicable and have been omitted.

ITEM  6.                               EXHIBITS

(a)                                  The following exhibits are attached to this Quarterly Report:

Exhibit Number	Description

10.1	Professional Services Agreement

31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEGIS ASSESSMENTS, INC.

Date:	March 15, 2006	/s/ David Smith
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Professional Services Agreement

31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002