Form 10QSB
period 2006-04-30
AEGIS ASSESSMENTS INC
filed 2006-06-19
CIK 1183075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark  One)

☒  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934   For  the  quarterly  period  ended April 30, 2006

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

The number of shares of the issuer’s common equity outstanding as of June 15, 2006  was approximately 32,500,000 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (Check one):

                    Yes ☒     No ☐

INDEX TO FORM 10-QSB FILING

FOR THE PERIOD ENDED APRIL 30, 2006

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheet as of April 30, 2006
Statements of Operations
for the three month periods
ended April 30, 2006 and April 30, 2005
Statements of Cash Flows
for the three month periods ended April 30,
2006 and April 30, 2005
Notes to the Financial Statements

Item 2.	Management’s Discussion and Analysis

Item 3.	Controls and Procedures

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART I- FINANCIAL INFORMATION

ITEM  1.    FINANCIAL  STATEMENTS

Aegis Assessments, Inc.

(A Development Stage Company)

Condensed Balance Sheet

April 30, 2006

(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$128,278
Advance	1,750
Prepaid expense	8,620
Inventory	415,544
Total Current Assets	554,192

Property and equipment, net of accumulated depreciation of $149,599 at April 30, 2006	205,385
U.S. Treasury Bonds - Restricted	4,973,404
Other Assets	7,616
Total Assets	$5,740,597

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts Payable	$233,362
Accrued Payroll	115,916
Deferred Revenue	350,000
Notes payable	112,500
Convertible debentures (note 3)	157,808
Accrued expenses	9,644
Total Current Liabilities	979,230

Commitments and contingencies (notes 2 and 5)
Contingent loss on derivative and equity swap	3,995,548

Series A 8% convertible preferred stock $.001 par value; 200,000 shares authorized.

Shareholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized for issuance in one or more series.
Common stock, $.001 par value; 100,000,000 shares authorized; 32,431,508 shares issued and outstanding at January 31, 2006	32,431
Additional paid-in capital	23,460,963
Stock subscription receivable — related party	(67,500)
Stock subscription receivable	(103,015)
Unrealized loss on marketable securities	(50,117)
Deficit accumulated during the development stage	(22,506,943)
Total shareholders’ equity	765,819

Total liabilities and shareholders’ equity	5,740,597

The accompanying notes are an integral part of the condensed financial statements

Aegis Assessments, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the three	For the three	For the nine	For the nine	January 16,2002
	months ended	months ended	months ended	months ended	(inception) to
	April 30,2006	April 30,2005	April 30,2006	April 30,2005	April 30,2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue		$52,447		$58,447	$70,992

Operating expense
Cost of equipment sold		$27,000		$31,500	$35,100
General and administrative expenses — other	760,958	2,572,205	$1,612,764	5,922,956	$18,259,422
Consulting fees — related party					$287,065
Total Operating expenses	$760,958	$2,599,205	$1,612,764	$5,954,456	$18,581,587

Loss on interest rate derivative swap	$16,096		$52,098		$95,548
Loss on equity swap			3,400,000		3,900,000
					—
Loss before provision for income taxes	(777,054)	(2,546,758)	(5,064,862)	(5,896,009)	(22,506,143)
Provision for income taxes	—				800
Net loss	$(777,054)	$(2,546,758)	$(5,064,862)	$(5,896,009)	$(22,506,943)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	$16,379		$26,239		$(50,117)
Total comprehensive loss	$(760,675)	$(2,546,758)	$(5,038,623)	$(5,896,009)	$(22,557,060)

Net loss available to common shareholders per common share — basic and diluted	$(0.02)	$(0.09)	$(0.16)	$(0.26)	$(1.25)

Weighted average common shares — basic and diluted	31,945,689	27,447,574	30,907,873	23,017,825	18,003,540

The accompanying notes are an integral part of the condensed financial statements

Aegis Assessments, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the nine	For the nine	January 16,2002
	months ended	months ended	(inception) to
	April 30,2006	April 30,2005	April 30,2006
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net loss	$(5,064,862)	$(5,896,009)	$(22,506,943)

Adjustments to reconcile net loss to net cash used in operating activities:

Non-cash items included in the net loss:
Depreciation	60,548	52,782	149,600
Amortization and expenses related to stock and stock options	20,000	4,349,565	12,884,625
Amortization of the fair value of conversion rights and warrants related to notes payable	157,808		157,808
Loss on interest rate derivative swap	52,097		95,547
Loss on equity swap	3,400,000		3,900,000
The intrinsic value of non-detachable conversion rights of the Series A 8% preferred stock			9,800
Issuance of stock for payment of interest			3,266

Change in Assets
Accounts Receivable		(36,724)	—
Inventory	(11,055)	(208,088)	(415,543)
Other Assets			(7,616)
Advance	(1,750)		(1,750)
Prepaid expense	(8,620)		(8,620)

Change in Liabilities:
Accrued payroll	42,701	143,413	115,916
Accounts payable	65,578	48,612	233,362
Accrued interest officers			—
Deferred Revenue		(2,333)	350,000
Accrued expenses	9,644		9,644
Net cash used in operating activities	(1,277,911)	(1,548,782)	(5,030,904)

The accompanying notes are an integral part of the condensed financial statements

Aegis Assessments, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			For the period from
	For the nine	For the nine	January 16,2002
	months ended	months ended	(inception) to
	April 30,2006	April 30,2005	April 30,2006
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows used in investing activities:

Payments to acquire property and equipment	$(33,304)	$(34,324)	$(354,984

Net cash flows used in investing activities	(33,304)	(34,324)	(354,984)

Cash flows provided by financing activities:

Proceeds from issuance of preferred stock	—		90,100
Proceeds from issuance of common stock - related party			22,500
Proceeds from issuance of common stock	565,485	704,030	3,577,517
Proceeds from exercise of warrants		184,654	630,405
Proceeds from exercise of options		237,144	237,144
Proceeds from issuance of debenture	800,000		817,000
Proceeds from notes payable and advances - related parties			17,000
			—
Stock subscription receivable	—		10,000
Advances from officers			—
Note Payable — officer	(94,000)		—
Note Payable	112,500		112,500
Net cash provided by financing activities	1,383,985	1,125,828	5,514,166

Net increase in cash and cash equivalents	72,770	(457,278)	128,278

Cash and cash equivalents, beginning of period	55,508	497,577	—

Cash and cash equivalents, end of period	$128,278	$40,299	$128,278

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Exercise of options applied against notes			$17,000
Payment of accounts payable with stock			12,025
Conversion of preferred stock to common stock			27,500
Issuance of common stock for services	$20,000		$12,884,625
Issuance of stock for note — related party			67,500
Issuance of stock for notes			133,000

The accompanying notes are an integral part of the condensed financial statements

Aegis Assessments, Inc.

(A Development Stage Company)

Notes to Financial Statements

For The Three and Nine Months Ended April 30, 2006 (Unaudited) and April 30, 2005 (Unaudited), For The Period January 16, 2002 (inception) Through April 30, 2006

________________________________________________________________________

1.      Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of April 30, 2006. There has not been any change in the significant accounting policies of Aegis Assessments, Inc. (“The Company”), for the periods presented. The results of operations for the three and nine months ended April 30, 2006 and 2005 are not necessarily indicative of the results for a full year period. It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended July 31, 2005 filed with the Securities and Exchange Commission (the “SEC”).

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

3.      Convertible Loans

On February 17, 2006, the Company issued convertible debentures with a face value of $800,000 with attached warrants for net proceeds of $649,467 after various fees and expenses totaling $150,533. A description of the notes is as follows:

•                  Maturity:  The notes mature on February 17, 2007. The note-holders may elect at any time to convert their notes into shares of common stock at the conversion price (as described below). Each lender is limited to total ownership of 4.99% of the outstanding shares of the Company at any time, so the ability to convert is limited.

•                  Interest:  The notes provide for simple interest payable on each note at the annual rate of 10%. The subscribers have the right from and after the date of the issuance of the notes until the notes are fully paid, to convert any outstanding and unpaid principal portion of each note, and accrued interest, at the election of such subscriber into fully paid and non-assessable shares of the shares of the Company’s common stock .

•                  Conversion and conversion price:  The outstanding balance of the notes may, at the lenders’ option, be converted to common shares at the rate of $.15 per share. The conversion price may be adjusted downward if The Company subsequently completes any financing at a lower share price.

Warrants:  In connection with the financing, warrants were issued as follows:

•                  Series A:  5,333,333 warrants were issued with an exercise price of $.25 per share and a 3-year life.

•                  Series B:  5,333,333 warrants were issued with an exercise price of $.60 per share and a 3-year life.

The proceeds from the notes have been discounted for the relative fair value of the warrants, the discount, and beneficial conversion feature. All discounts will be amortized over the one year life of the notes. A summary of the notes is as follows:

Notes Payable
Face value	$800,000
Less: Relative fair value of:
Series A warrants	(223,669)
Series B warrants	(336,211)
beneficial conversion feature	(240,120)
Carrying amount of notes on February 17, 2006	$0
Amortization of discounts to April 30, 2006	157,808
Carrying amount of notes at April 30, 2006	$157,808

At April 30, 2006 none of the debenture holders had converted their notes.

4.      Commitments and Contingencies

The Company has incurred net losses since its inception in January 2002 and has no established sources of revenue. The net losses were $777,054, $2,546,758 and $22,506,943 for the quarters ended April 30, 2006 and April 30, 2005 and for the period from January 16, 2002 (inception) to April 30, 2006, respectively. Despite its negative cash flows from operations of $1,277,911, $1,548,782, and $5,030,904 for the quarters ended April 30, 2006 and April 30, 2005 and for the period from January 16, 2002 (inception) to April 30, 2006, respectively, the Company has been able to obtain additional operating capital through private funding sources. Management’s plans include the continued development of the Company’s SafetyNet products and a client awareness program that it believes will enhance its ability to generate revenues from the sale of the Company’s products. The Company has relied upon equity funding and loans from shareholders since inception.

During the quarter ended April 30, 2006, the Company financed its operations through private equity funding and loans from officers and others. The Company may offer shares of its common stock during the year ended July 31, 2006. No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company’s securities and borrowing, or that the sale of the SafetyNet products will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

5.      Stock Based Compensation

The Company had no stock based compensation expense for the three months ended April 30, 2006. Prior to January 1, 2006 the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”). Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term. Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS 148”), as if the fair value method defined by FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), had been applied to its stock-based compensation.

Effective January 1, 2006 the Company adopted the fair value recognition provisions of “Share Based Payment” (“FAS 123R”), using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 included compensation expense for stock-based compensation awards granted prior to, but not yet fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.

There is no impact to the Condensed Consolidated Financial Statements for the three months ended April 30, 2006 as a result of adopting FAS 123R when compared to the results had the Company continued to account for stock-based compensation under APB 25. There is no impact on both basic and diluted net loss per share for the three months ended April 30, 2006. As of April 30, 2006 the Company had no unvested options.

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three months ended April 30
	2006	2005
Risk-free interest rate	4.31%	3.00%
Dividend yield	N/A	N/A
Expected volatility	N/A	0%
Expected life in years	3	3
Expected forfeiture rate (through term)	N/A	—

The pro forma table below reflects net loss and basic and diluted net loss per share for the three months ended April 30, 2005 had the Company applied the fair value recognition provisions of SFAS 123, as follows:

Three months ended April 31, 2005 (Unaudited)

Net loss as reported	$(2,546,758)
Deduct: Stock based employee compensation determined under fair value method	(12,500)
Net loss — pro forma	$(2,559,258)

Basic and diluted net loss per share
Basic and diluted — as reported	$(0.09)
Basic and diluted — pro forma	$(0.09)

The determination of the fair value of stock-based awards on the date of grant is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the price of the underlying stock, the Company’s expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and the expected annual dividend yield on the underlying shares.

The Company has used historical information to estimate expected life and forfeitures within the valuation model. The risk-free rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of the price of our common stock over the calculated expected life. The Company does not anticipate paying cash dividends in the future and therefore uses an expected dividend yield of 0.0%.

Developing these assumptions requires significant judgment on the part of the Company and, generally, may involve analyzing available historical data, considering whether historical data is relevant to predicting future behavior, making appropriate adjustments to historical data for future expectations, supplementing or replacing Company-specific historical data with data from other supportable sources and appropriately weighting each of the inputs. These assumptions are evaluated at each grant date. If factors change and the Company employs different assumptions for estimating share-based compensation expense in future periods or if the Company decides to use a different valuation model, the future periods may differ significantly from what the Company has recorded in the current period and could materially affect operating income, net income/(loss) and net income/(loss) per share. Option valuation models require the input of highly subjective assumptions including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Consequently, there is a significant risk that the Company’s estimates of the fair values of stock-based compensation awards on the grant dates may not reflect the actual values realized upon the vesting, exercise, expiration, early termination or forfeiture of those stock-based payments in the future.

If actual results differ significantly from these estimates or different key assumptions were used, there could be a material effect on the Company’s financial statements. The future impact of the cost of stock-based compensation on our results of operations, including net income/(loss) and earnings/(loss) per diluted share, will depend on, among other factors, the level of equity awards as well as the market price of the Company’s common stock at the time of the award as well as various other assumptions used in valuing such awards. The Company will periodically evaluate these estimates.

6.      Subsequent Events

No significant events occurred between April 30, 2006 and June 19, 2006, the date of this report.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the period ended April 30, 2006, this “Management’s Discussion and Analysis” should be read in conjunction with the Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

Forward Looking Statements

This portion of this Quarterly Report on Form 10-QSB, includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to the Company’s (i) expectation that it will begin generating significant revenues from the sale of its products rather than from equity or debt financings; (ii) plan to allocate any funds it receives to expanding production capabilities, and establishing a distribution channel for products (iii) belief that its client awareness program will enhance its ability to generate revenues from the sale of its products; and (iv) belief that as a result of developments with the Department of Homeland Security, it will be easier to sell RadioBridge units to state and municipal public safety agencies. Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to (i) market acceptance of our products; (ii) establishment and expansion of our direct and indirect distribution channels; (iii) attracting and retaining the endorsement of key opinion-leaders in the law enforcement, fire, rescue and other emergency response communities; (iv) the level of product technology and price competition for our products; (v) the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; (vi) potential delays in international and domestic orders; (vii) risks associated with rapid technological change and execution and implementation risks of new technology; (viii) new product introduction risks; (ix) ramping manufacturing production to meet demand; (x) future potential litigation resulting from alleged product related injuries; (xi) potential fluctuations in quarterly operating results; (xii) financial and budgetary constraints of prospects and customers; (xiii) fluctuations in component pricing; (xiv) adoption of new or changes in accounting policies and practices, including pronouncements promulgated by standard setting bodies; (xv) changes in legislation and governmental regulation; (xvi) publicity that may adversely impact our business and/or industry; and (xvii) other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Executive Overview.

We have developed our flagship product, the Aegis RadioBridge, as a wireless interoperability solution for public safety agencies and commercial end users for homeland security and life safety applications. The RadioBridge™ allows most two-way radios to be interconnected regardless of the radio’s frequency, modulation or encryption scheme. We are concentrating on sales and marketing of this product for the near future, as this is the quickest path to revenues. We have also developed the SafetyNet Guardian™ System, which allows video transmissions and voice communications from the stairwells inside buildings for commercial safety applications. We anticipate that in the future some of the components and technology integrated into the Guardian System can also be sold, with certain modifications, as stand-alone products, although we are not yet in production of the Guardian or any of its accessories.

Distribution and Sales.

A limiting factor for the sale of our RadioBridge product has been the time-consuming process associated with government purchasing cycles and procurement practices of our products’ end-users. We recently entered into a distribution agreement with Quala-tel Enterprises, a distributor of confined space/rescue and emergency communications products located in the greater San Diego area. Quala-tel has begun vigorously marketing the RadioBridge and we believe this distribution relationship will allow us to reach a broad customer base in the fire safety and rescue markets that we have not significantly penetrated in the past.

We are continuing to work with James Lee Witt Associates, LLC as a strategic marketing consultant to help introduce the RadioBridge to public safety and emergency services organizations. In May 2006, with the assistance of Witt Associates, we presented the RadioBridge to city homeland security officials in both Chicago and Washington, D. C. We also demonstrated the RadioBridge to the Postal Inspection Service, headquartered in Dulles, Virginia. We are planning further product road shows with Witt Associates and arising from our marketing campaign in the coming months.

In March 2006 we received an order for two additional RadioBridges from the Utah County Public Works Telecommunications Division for use in the upcoming fire season. This was an additional purchase of Radio Bridges for the Utah County Fire Department. In March 2006 we also initiated a direct marketing campaign focusing on police and fire departments in the western United States that have received grant funding for interoperable radio equipment. In early May 2006 we received an order for a RadioBridge from the Menlo Park Fire Department, located in Menlo Park, California.

The RadioBridge is listed in the Department of Homeland Security’s Responder Knowledge Base, a national information resource for emergency responders, sponsored by the Oklahoma City National Memorial Institute for the Prevention of Terrorism. This project is designed to provide emergency responders with a trusted, integrated online source of information on equipment and related items such as standards, training, and grants.

Production. We contracted to develop the next generation SafetyNet RadioBridge with new features for enhanced performance with CirTran Corporation located in West Valley, Utah. CirTran Corporation is a full-service electronics contract manufacturer and has an ISO (International Organization for Standardization) 9002 registration. CirTran is currently preparing for the first mass production run of RadioBridge units.

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

There were no revenues for the three-month period ended April 30, 2006 compared to $52,447 in revenues in the comparable period in 2005.

Our general and administrative expenses other than for related parties for the three-month period ended April 30, 2006 were $760,958, as compared to $2,572,205 for the comparable period during the prior year. Our operating expenses have decreased as a result of reduction in equity-based compensation paid to employees, outside consultants, and business partners.

Our marketing activities have increased significantly, and we are incurring increased marketing costs, including costs associated with demonstrating our products to public safety agencies and government officials, major law enforcement officials, fire department officials, federal agencies, the United States Army, and working with our new distributor. We have also incurred increased costs associated with the design, preparation, and printing of marketing and product informational material, courier costs and mailing costs. Moreover, we continue to incur legal and accounting expenses and other expenses incidental to our reporting obligations as a public company and to the increase in our requirements for transactional legal and accounting services.

Our loss before provision for income taxes was $(777,054) for the three-month period ended April 30, 2006, as compared to $(2,546,758) for the same period for the prior year. Our net loss for the three-month period ended April 30, 2006 after provision for income taxes was $(777,054), as compared to $(2,546,758) for the comparable period for the prior year. The decrease was the result primarily of a decrease in the equity-based compensation paid to employees, outside consultants, and business partners.

Liquidity and Capital Resources

At April 30, 2006, we had $128,278 in cash, as compared with $40,299 in cash during the equivalent period ended April 30, 2005. The increase is due primarily to  proceeds from the convertible debentures sold during the quarter in private placement transactions.

At April 30, 2006 we had accrued payroll liability of $115,916, as compared with $159,832 at April 30, 2005. Accounts payable and deferred revenue totaled $583,362 at April 30, 2006, as compared to $451,926 at April 30, 2005. Notes payable totaled $270,308 at April 30, 2006, . There were no notes payable  at April 30, 2005. These increases were due to increased costs of operations. At April 30, 2006 we had other accrued liabilities of $9,644, as compared to none at April 30, 2005.

We held property and equipment at April 30, 2006, which was valued, net of depreciation of $149,599, at $205,385, as compared with property valued, net of depreciation of $70,774, at $221,906 at April 30, 2005. The decrease is attributed to periodic charges to depreciation expense. Our total assets at April 30, 2006 were $5,740,597, as compared with $5,730,578 at April 30, 2005.

We believe we have sufficient funds currently available to satisfy our cash requirements for the next 2 months. We also anticipate increased revenues from the sale of RadioBridges during the next 12 months, but it is difficult to project a sales timeline because we believe significant sales are dependent on public safety end-users acquisition practices and our establishment of a customer support infrastructure to support such sales. We believe our relationship with Quala-tel Enterprises will increase our sales volume and decrease these procurement time cycles.

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

PART II — OTHER INFORMATION

Items 3-5 are not applicable and have been omitted.

ITEM  1.   LEGAL PROCEEDINGS.

On June 7, 2006 trial in the matter entitled Aegis v. Peacock, and related cross-actions, began in Orange County Superior Court. The company intends to file a current report on Form 8-K regarding the judgment or disposition of that matter when a final decision is rendered.

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

On February 22, 2006, the company filed a report that it had entered into a material definitive agreement for the private placement of certain promissory notes with accredited investors in the principal aggregate amount of $500,000. On March 16, 2006, we amended the original Subscription Agreement (and simultaneously completed the transaction contemplated thereby) to include an additional $300,000 principal amount of secured convertible notes and related securities. The company also reported the creation of a direct financial obligation and the unregistered sale of equity securities.

The three accredited investors participating in the offering were Harborview Master Fund LP, in the principal amount of $225,000; DKR Soundshore Oasis Holding Fund Ltd., in the principal amount of $225,000; and Alpha Capital Aktiengesellschaft, in the principal amount of $350,000. The Notes each have a one-year maturity date and provide for simple interest payable on each Note at the annual rate of 10%. The Subscribers have the right from and after the date of the issuance of the Notes until the Notes are fully paid, to convert any outstanding and unpaid principal portion of each Note, and accrued interest, at the election of such Subscriber into fully paid and nonassessable shares of the Company’s common stock at a conversion price per share of $0.15. The Company also agreed to issue and deliver certain warrants to the Subscribers in connection with the Agreement. Each Subscriber received one Class A Warrant and one Class B Warrant (together the “Warrants”) for the right to purchase the number of shares of common stock equal to the number of shares of common stock underlying each Note assuming conversion as of February 17, 2006. The Class A Warrant is immediately exercisable for an exercise price of $0.25 per share and expires on February 17, 2011. The Class B Warrant is immediately exercisable for an exercise price of $0.60 per share and expires on February 17, 2009. The Company filed a registration statement registering the shares underlying the Notes and the Warrants which became effective on or about March 13, 2006. The Company also entered into a security agreement to secure the Notes and pursuant to such security agreement the Subscribers have been granted a security interest in all the assets of the Company. The Subscribers appointed a collateral agent to represent them collectively in connection with such security agreement.

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

The certificates representing such securities have been legended and are subject to stop transfer restrictions. We did not engage in any form of general solicitation or general advertising in connection with these issuances.

ITEM  6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)           The following exhibits are attached to this Quarterly Report:

Exhibit Number	Description

31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The company filed two Current Reports on Form 8-K during the period ended April 30, 2006.

On February 10, 2006, the company filed a report disclosing the resignation of director Joseph Grillo. On February 22, 2006, the company filed a report that it had entered into a material definitive agreement for the private placement of certain promissory notes with accredited investors in the principal aggregate amount of $500,000. The company also reported the creation of a direct financial obligation and the unregistered sale of equity securities.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEGIS ASSESSMENTS, INC.

Date: June 15, 2006	/s/ David Smith
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002