Form 10KSB
period 2006-07-31
AEGIS ASSESSMENTS INC
filed 2006-11-14
CIK 1183075

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________ to ____________

Commission File Number: 000-50213

AEGIS ASSESSMENTS, INC.
(Name of Small Business Issuer in its Charter)

DELAWARE	72-1525702
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7975 N. Hayden Road, Suite D363, Scottsdale, Arizona	85258
(Address of principal executive offices)	(Zip Code)

(480) 778-9140
(Issuer’s telephone number)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [  ].

Registrant’s revenues for its most recent fiscal year were $0.00

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on November 5, 2006 was approximately $1,200,000.

The number of shares outstanding of the registrant’s classes of common stock, as of November 5, 2006, was 38,716,079.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

PART I

Forward-Looking Statements

Part I of this Annual Report on Form 10-KSB, includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in Part I of this Annual Report include, but are not limited to the Company’s belief or anticipation that: (i) its RadioBridge™ is a practical solution and the only realistic way to provide first responders with interoperable radio communications for at least the next seven to ten years; (ii) its technology is highly competitive and that it is in a position to compete effectively in the emerging market supplying public safety agencies with affordable mobile wireless communications systems.

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

ITEM 1. DESCRIPTION OF BUSINESS

Company Background. We founded our business in January 2001 and incorporated on January 16, 2002 as a Delaware corporation. Prior to our incorporation, our business plan was to provide vulnerability assessments and emergency communications systems to schools and government facilities. Our goal was to improve public safety emergency communications and allow seamless communication between police, fire and emergency medical personnel responding to an emergency at a school or other government facility. Our first wireless product, the Aegis SafetyNet™ RadioBridge™, is a portable device that provides radio interoperability for emergency responders.  Recent events have directed enormous attention to the needs of this market, and demand currently exceeds effective solutions.  In the near future we expect demand for a new generation of wireless security solutions to grow in adjacent markets as well, including commercial facilities.

Our Business.  The ability of first responders to access information and communicate as soon as they arrive at an emergency site is vital. Fires, earthquakes, major electrical power interruptions, floods and other natural and man-made disasters can disrupt emergency life safety and communications systems and interfere with the ability of first responders to protect lives and property. Unfortunately, when agencies from multiple jurisdictions need to coordinate emergency response, they may not be able to talk to each other via their radios because their radio equipment is incompatible.

Communications interoperability among first responders is a high priority for the Department of Homeland Security (“DHS”). With 18,000 state and local law enforcement agencies, 26,000 fire departments, 6,000 emergency medical responders and several thousand utility and infrastructure public agencies, the number of potential users of our products is immense. The RadioBridgeTM was referenced in the April 22, 2004 issue of the Congressional Quarterly as one of the new types of “patch devices” that are part of a major initiative by the DHS to provide immediate radio interoperability to first responders, which has become a national emergency preparedness priority.

We are also partnered with the National Institute of Justice's Office of Law Enforcement Technology Commercialization and are listed on the Responder Knowledge Base, a national information resource for emergency responders hosted on the Department of Homeland Security's website. Our focus is now on productizing our wireless communications technologies and selling our products to both the government and private sectors. Our first product, the Aegis SafetyNet RadioBridge™, allows most two-way radios to be interconnected regardless of frequency, modulation or encryption scheme.

The Aegis SafetyNet RadioBridge™.  The only product we are currently marketing and manufacturing is the SafetyNet RadioBridge, which provides radio interoperability for emergency responders.  A major problem for first responders, particularly when multiple jurisdictions must work together, is the lack of interoperable radio equipment.  Fire, police, emergency medical personnel or other responders often have handheld radios that cannot communicate with other agencies because each agency’s radios are set to operate on different frequencies or modulations. The Aegis SafetyNet RadioBridge allows two-way radios (HF and VHF/UHF) and various other communication devices, such as cellular telephones, to be interconnected regardless of frequency, modulation or encryption. The lightweight, portable device provides immediate on-site interoperability between multiple radio systems operating on different frequencies for first responders, commercial facilities and government agencies.  The RadioBridge allows the incident commander to control communications at the scene by assigning up to 4 independent talk groups. An audio output allows incident communications to be recorded.

The Guardian™ System.  The effectiveness of public safety agencies responding to an emergency at a high-rise building or other commercial facility is highly dependent upon the integration of public and private emergency systems.  The SafetyNet Guardian™ System is a portable wireless tracking device that uses radio-frequency identification (RFID) technology to monitor the location and physical condition of emergency personnel at the scene of an emergency incident.  RFID technology uses radio-transmitting interrogators to send out radio waves to preprogrammed receiver computer chips which respond to the radio query with another radio signal.  If the frequency is not correct, the receiver or interrogator will not recognize it.  The SafetyNet Guardian™ System includes helmet-mounted RFID tags that can be programmed to transmit personnel information including: name, rank, training, and other department-specific information.  Features currently in development include bio-sensor monitors for heart rate, body temperature, and blood oxygen levels.

The Guardian™ System also uses wireless remote stations that are placed in high rise buildings or other large commercial infrastructure locations to provide facility managers and emergency responders with a reliable wireless emergency management and communications system.  The remote stations can include broadband video, audio, two-way radio as well as chemical and air flow data from life safety devices that can be used to monitor, direct, communicate and share with public safety agencies

For high-rise stairwells, the Guardian™ System provides infrared as well as regular imaging so that first responders can determine where to concentrate rescue personnel.  The system for a particular building can be programmed to include a building floor plan and utility schematics to coordinate gas and electricity shut offs and the approach to emergency events.

Helping to accelerate the potential adaptation of the Guardian™ System will be the growing codification of ordinances for in-building communication.  An important lesson learned in the 1993 bombing of the World Trade Center (WTC) was that communication was impeded by the steel and concrete in the structure of the buildings, making coordination impossible.  In the case of the WTC, a series of ratio repeaters were installed in the complex to facilitate communication of emergency responders.  Since building codes are generally enacted at the local level, a national trend has yet to be established.  However, first mover communities, including Scottsdale, Arizona, have enacted in-building communication ordinances.  The intent of these ordinances is to insure the ability to receive and transmit emergency response radio from any place in the building.  These ordinances are aimed at high-rise buildings and facilities with large areas to be monitored.

Markets

The following discussion of our products focuses on the RadioBridgeTM because we believe that product will account for most of our revenues over the next fiscal year.

There are two types of systems being offered in the area or radio interoperability.  The first is patchwork interoperability, where radios are connected through a system such as the RadioBridge™. This is generally the most cost effective and quickest way to achieve interoperability. The second is a standards-based shared system that encompasses different systems working on a shared infrastructure, with various agencies working on their own frequencies and being able to switch to a shared network.  This larger system change would take years to implement, requires extensive programming, and is estimated to cost billions of dollars nationwide. The RadioBridgeTM is a practical solution to radio interoperability for the next seven to ten years because the alternate strategies for radio interoperability will require extensive infrastructure and still face budgetary, political and technical difficulties.

In the 2006 DHS Budget, a major focus of local and State homeland security grants continued to be interoperability.  The DHS is making communications between first responders a high priority.  This means that a significant portion of interoperable communications equipment for first responders will be funded largely by federal grants to state and local governments.

 A prominent initiative is Project Safecom, a multi-agency initiative to improve the interoperability of wireless systems for first responders.  One estimate of the market size is gained from statements made by our largest competitor, JPS Communications, a unit of Raytheon Corporation. JPS has indicated that patchwork interoperability, the kind of system sold by Aegis and JPS, could be provided to the major metropolitan areas in the United States for approximately $350 million; however, DHS representatives have questioned this figure. Another recent study on the Homeland Security market indicates that the potential market for response equipment may be as high as $1.75 Billion.  The Public Safety Wireless Network Estimates the cost to replace all of the first responder radio systems to provide compatibility range as high as $18 Billion.

Recent Events

The lack of radio interoperability for first responders gained national prominence with the onslaught of a series of natural disasters, including a period of high hurricane activity, a cycle scientists expect to last at least another 10 years. The theoretical cause of this increased activity is a rise in ocean temperatures and a decrease in the amount of disruptive vertical wind shear that tears hurricanes apart.

In 2005 the Gulf Coast was pummeled by a series of major tropical storms and hurricanes, the most on record in a single season. For the first time ever, the World Meteorological Organization, responsible for naming tropical storms and hurricanes, ran out of names, and began dubbing new storms Alpha, Beta, etc. By July 2005, one month into the season, there were seven named tropical storms – Arlene, Brett and Cindy, hurricanes Dennis and Emily, and tropical storms Franklin and Gert.  Of these, hurricane Dennis was the worst, battering coastal Alabama, the Florida panhandle and much of the Caribbean and causing at least 32 deaths. The end of August brought Hurricane Katrina, which will go down as one of the worst natural disasters in our nation’s history. Impacting an area of 90,000 square miles – roughly the size of Great Britain – Katrina left a vital, thriving region in desolation and ruin.

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

On October 18, 2005, Homeland Security Secretary Michael Chertoff announced increased funding and changes to the DHS’s organization during a ceremony at the White House where President Bush signed the FY 2006 Homeland Security Appropriations Act. In addition to certain organizational adjustments, the Department’s FY 2006 Appropriations provides increased funding for 1,000 new Border Patrol Agents, greater explosive detection technology across transportation networks, and an integrated Preparedness Directorate to enhance coordination and deployment of preparedness assets and training.

The Department of Homeland Security FY 2006 Budget included more than $30.8 billion in net discretionary spending -- a 4.7 percent increase over FY 2005. In total, with mandatory and fee-based programs, the DHS budget for FY 2006 is $40.6 billion.

Recent Developments in Radio Interoperability.  Major suppliers in the public safety radio market, such as Motorola, have proposed a solution to alleviate over-crowding on the radio spectrum by replacing the analog radio networks currently in use with more sophisticated digital1 “trunked” radio systems,2  which would require major infrastructure upgrades.  Most of these trunked systems operate in the 800 MHz radio band, which is in the Ultra High Frequency band. Instead of the user clicking through channels until he finds an open channel, a trunked radio system is a computer-controlled network that searches for an available clear channel and routes the transmission to that channel. At the same time, it sends a “talk permission” signal back to the user’s radio (typically a light and a “beep”), indicating that a channel has been allocated.  This process takes place so fast that it is appears almost instantaneous to the user. When the user pushes the transmit button, the radio beeps, and the user begins to talk.3  However, 800-MHz radio systems are subject to failure due to interference. Interference in the 800 MHz band is primarily caused by the mixture of incompatible “high-site” technology used by public safety, business, industrial, land transportation and conventional Specialized Mobile Radio (SMR) service with “low-site” cellular technology employed by Enhanced Specialized Mobile Radio (ESMR) services like Nextel Communications, Inc. (Nextel) and cellular telephone licensees.

1 Digital networks translate all communications into a unified digital code before routing them through the network. On the receiving end, bits are translated back into, for example, voice communication. The advantage of employing such a digital code is that the network can manage it easily. This is why most proposed interoperable public service networks are based on digital technology.

2  Digital “trunked” networks are so named because they have a strong trunk, or center, managing them. Digital technology also permits the compression of voice transmissions. Compressed transmissions in turn decrease the amount of data that needs to be transferred for the same communication, and less data requires smaller channels (less frequency bandwidth), for example by compressing voice into a 6.25 kHz instead of a 25 kHz channel. Therefore, more channels can be fit into a given frequency band.

3 This is in essence what cellular phone networks do today. Only a limited number of channels are available, and the network automatically assigns them to users requesting to communicate.

The Federal Communications Commission (FCC) has addressed this problem by a plan to “reband” the spectrum. Band reconfiguration will alleviate this problem by spectrally separating these incompatible technologies. Known as the Consensus Plan, the rebanding strategy is supported by most public-safety organizations. It calls for Nextel to move from its interleaved 800 MHz spectrum to a continuous block within the band, and to exchange 700 MHz and 900 MHz frequencies for a block of 1.9 GHz spectrum. Nextel also has pledged to pay $850 million to absorb the costs of relocating and re-tuning other 800 MHz users to a contiguous block elsewhere in the band. Opponents of this plan argue that the three-and-a-half years needed to implement such a spectrum shuffle means the interference problems would continue. Nextel filed a letter with the FCC February 7, 2005 confirming that Nextel accepted all the terms and conditions of the solution. Various interested parties filed petitions for reconsideration and waiver requests with the FCC. The FCC issued a Memorandum Opinion and Order adopted October 3, 2005 and released October 5, 2005 which, among other things, reaffirmed the FCC’s authority to grant Nextel spectrum rights to ten megahertz of spectrum in the 1.9 GHz band; clarified the definitions of “unacceptable interference”; and further delineated the relocation rights of 800 MHz incumbent licensees.

Costs of Replacing Radios is Prohibitive. The FCC was not the only federal agency to address the issue of interoperable public safety communications. The Public Safety Wireless Network (PSWN) identified funding as the primary obstacle to radio interoperability and stated: “Funding for the development of new public safety radio systems or the replacement of existing systems is virtually unattainable.” A study by management consulting firm Booz-Allen & Hamilton on behalf of PSWN estimated that it will cost $18.3 Billion to replace the existing national emergency communications infrastructure, with 80% of those costs borne by local agencies ($15.4 Billion), compared with $1.2 Billion for federal and $1.7 Billion for state agencies.1  And these staggering sums are for equipment only – additional monies must be allocated for training and practice2.

Because replacing the entire radio infrastructure in the United States will be a costly and time-consuming undertaking, and considering the significant political, economic and technical obstacles to providing a true national emergency radio interoperable system, we believe that our RadioBridgeTM and related technologies are the only realistic way to provide first responders with interoperable radio communications for at least the next seven to ten years.

1 See PSWN, LMR Replacement Cost Study Report (June 1998), p. 5.

2 “For interoperability to be implemented, all existing radio communications infrastructure used by public service agencies must be substituted with new equipment. This involves more than just replacing the hundreds of thousands of radio sets currently in use. Every one of these agencies also operates a small radio network consisting of dispatcher stations, transmitters, and relay stations to link the individual radio sets with each other and with the command post, and this network infrastructure needs to be replaced as well. In addition to the new hardware (i.e., the radio sets and networks) hundreds of thousands of users may need to be trained to use the new equipment. Finally, this transition must take place in real time, while emergencies continue to happen that require first responders to be in active communication.” - Viktor Mayer-Schonberger, “Emergency Communications: The Quest for Interoperability in the United States and Europe, Ibid.

General Competitive Conditions in the Homeland Security Market

Obtaining market share increasingly depends upon agreements with complementary services and products and/or channel partners.  As the government and private industry become increasingly concerned with security issues, the security and anti-terrorism industry has grown accordingly. Competition for government and private contracts are intense among a wide-ranging group of product and service providers, most of which are larger than us and possess significantly greater assets, personnel and financial resources. Many of our competitors also have established lobbyists, which provides them with an advantage in securing government contracts. However, we have been working directly with major public safety agencies and the military to develop our products.  We believe our technology is highly competitive and that we are in a position to compete effectively in the emerging market supplying public safety agencies with affordable mobile wireless communications systems.

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

2006 Sales and Marketing Activities

In June 2006, we entered into a 5-year distribution agreement with Quala-Tel Enterprises, a leading worldwide distributor to the Fire and Emergency Services Sector headquartered in San Diego, California.  Quala-Tel Enterprises was established in 1989 and is a full service distributor for 'Sigtronics' headsets and emergency vehicle intercoms. Quala-Tel also is the distributor for the intrinsically safe 'Rescom' product line for hardwired rescue communication systems for USAR, industrial maintenance and rescue, fire rescue and other adverse environments, and HALO intrinsically safe radio communication headset systems for adverse environments.

We upgraded our manufacturing capabilities by shifting RadioBridge™ production to CirTran Corporation’s manufacturing facilities in West Valley, Utah, in the greater Salt Lake City area.  CirTran is a full-service electronics contract manufacturer and has an ISO (International Organization for Standardization) 9001:2000 certification.

We have also been engaged in establishing our commercial viability via other means, including:

•

Selling RadioBridges™ via internally generated leads.  This has allowed us to gauge the difficulty of the sales process and confirm the market’s acceptance of the $12,500 price point.

•

Demonstrating the RadioBridge™ at trade shows for the fire services, police services, hazardous materials and associated emergency services industries.

•

Retaining James Lee Witt Associates, LLC (JLWA) to assist the company with strategic advisory services and help introduce its product to public safety and emergency services organizations. Mr. Witt has over 25 years of disaster management experience, culminating in his appointment as the Director of the Federal Emergency Management Agency, where he served from 1993-2001. In this capacity, he is credited with turning FEMA from an unsuccessful bureaucratic agency to an internationally lauded all-hazards disaster management agency. In 2001, he launched James Lee Witt Associates, a Crisis and Consequence Management Consulting Firm specializing in public safety and emergency services for the public and private sectors. In 2003, he became the Chief Executive Officer of the International Code Council (ICC), a 50,000-member association dedicated to building safety that develops the codes used to construct residential and commercial buildings, including homes and schools.

Quala-tel has dedicated a sales group to offer the SafetyNet™ RadioBridge™ to government agencies and other end-users seeking an affordable solution to the current communication problem faced by public safety agencies caused by not having radio interoperability at the scene of an emergency.  Quala-tel has also begun a national sales campaign and has already begun marketing the SafetyNet™ RadioBridge™ through its regional sales representatives across the country.

In support of Quala-tel’s sales and marketing plan, we have conducted training seminars on the use, operation and technical details of the RadioBridge for Quala-tel sales staff at their offices in San Diego, California. We have also begun working closely with specific field sales staff in California and Texas to combine our efforts and contacts with potential customers.

Intellectual Property

We have filed provisional patent applications on the technologies underlying our products and our patent application for the SafetyNet RadioBridge was filed March 31, 2005 and published October 6, 2005. We also use the California trademark “Aegis SafetyNet™”.  The California state trademark expires in seven years.

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

Research and Development

We are focusing on marketing and sale of the RadioBridge and do not anticipate spending any additional research and development funds on our Guardian products.

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

Employees

We currently have four full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

Property held by us. As of the dates specified in the following table, we held the following property in the following amounts:

Property	July 31, 2006	July 31, 2005
Property and equipment, net	$136,392	$232,629

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

ITEM 3. LEGAL PROCEEDINGS

On September 18, 2003, we filed a complaint in the Superior Court of the State of California, Orange County, Case No. 03CC11547, against two former employees, Eric Peacock ("Peacock"), Vernon M. Briggs III ("Briggs") and a corporation they own, Iocene Technology Corporation, a Nevada corporation ("Iocene), for, among other things, fraud, deceit, conspiracy, breach of contract and conversion.  On October 1, 2003, they filed a cross-complaint against the Company and its directors. After a trial in June 2006 a judgment was entered in favor of Aegis’ directors; neither Aegis nor the defendants prevailed on their respective causes of action, and no money judgment, attorneys’ fees or costs were awarded to any party.

In May 2004, we entered into a distribution agreement with JAD Corporation of America to serve as our domestic distributor based on JAD's representations to us that it had sufficient resources, manpower and expertise to market the RadioBridge™ product nationally. JAD's marketing efforts did not result in sales to end-users and we entered into discussions with JAD about reducing the size of the territory covered by the distribution agreement and amending other provisions of that agreement. On December 30, 2004, JAD notified us that it no longer wanted to be a distributor for our products and intended to rescind the distribution agreement by filing a complaint against us in Los Angeles County Superior Court, which included causes of action to terminate and rescind the distribution agreement, and for breach of contract. JAD's principal, Joseph Dussich, also appeared as a plaintiff in a separate cause of action in the complaint to rescind and terminate his consulting agreement with the Company. There were also additional causes of action arising from the business relationship between the parties. The parties have now agreed to settle the case, on the following terms: JAD will receive a refund of the $350,000 it paid for RadioBridges, pursuant to a payment plan; Aegis will cancel the 1.1 million shares of Aegis common stock issued to Dussich; JAD will return 51 RadioBridges it received to Aegis. In the event Aegis defaults on the payment terms and cannot cure the default, JAD will be entitled to collect on a money judgment for $500,000, minus any payments made.  $125,000 of the monies due under the payment agreement has already been paid.

In April 2005 we had a dispute with our former engineering firm, 3Netics. After we informed 3Netics that they would no longer be manufacturing the SafetyNet™ RadioBridge™ because we had replaced them with CirTran Corporation, 3Netics refused to provide us with parts inventory which we had paid for, and claimed that we owed them additional monies for those parts and engineering services which they had supplied in the prior year. 3Netics filed a complaint in Washington State to adjudicate these claims. We have entered into a settlement agreement by which we will pay 3Netics $35,000 pursuant to a payment plan, $20,000 of which has been paid. If we default on the payments, 3Netics can enter a judgment of $100,000 against Aegis, minus any payments made..

In September 2005 we arbitrated a dispute with Robert Alcaraz, a former employee. Prior to a final judgment in that matter the parties agreed that a negotiated compromise of this dispute was preferable to continuing the arbitration process.  The parties entered into a consulting contract for a one-year period pursuant to which Mr. Alcaraz provided his expertise in evaluating the company’s products. The parties further agreed that 650,000 shares of Aegis common stock (including exercisable options) previously issued to Mr. Alcaraz were cancelled. Aegis further agreed to reissue 800,000 shares of common stock to Mr. Alcaraz for the purchase price of $8,000, subject to the restrictions embodied in Rule 144. In consideration of the new restriction period on the stock, Aegis agreed that, if the closing price of the common stock is less than $.60 per share on the first business day following the restricted period, Mr. Alcaraz shall be entitled to an additional cash payment from Aegis amounting to the difference between $.60 per share and the closing price value of the stock, payable within thirty days. The company also reimbursed Mr. Alcaraz for his costs and attorney’s fees in the arbitration. If we do not make the payments specified, Mr. Alcaraz can seek entry of judgment for all unpaid wages, consulting fees, arbitration expenses and attorneys’ fees that he sought in the original arbitration.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission and we file quarterly reports and annual reports that contain our financial statements for each quarter and an audited financial statement at our fiscal year end, which is July 31st. We also file reports on Form 8-K relating to any material information which is important for investors in our securities to know. The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov. We maintain a website: www.aegiscorporate.com, where we post updated news about the company’s activities.

Market Information

Our common stock trades publicly on the OTC Bulletin Board, or OTCBB, under the symbol “AGSI.”  The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCBB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted are not a reliable indication of the value of our common stock.

Our common stock was first quoted on the OTCBB on September 9, 2003 and the opening bid quotation was $2.00 per share. The following table sets forth the quarterly high and low bid prices per share of our common stock by the National Quotation Bureau during the last two fiscal years as cited on Yahoo! Finance.  The quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Fiscal Year	Quarter Ended	High	Low

2006	July 31, 2006	$0.22	$0.06
	April 30, 2006	0.54	0.19
	January 31, 2006	0.40	0.12
	October 31, 2005	0.90	0.25

2005	July 31, 2005	$1.54	$0.80
	April 30, 2005	1.64	0.90
	January 31, 2005	2.07	0.75
	October 31, 2004	3.75	1.25

In September 2003, we registered with Standard and Poor’s, or S&P, for a complete corporate listing and description in Standard and Poor’s Corporation Records. Our corporate description was also published in Standard and Poor’s Daily News Section. S&P also initiated financial coverage of the company as part of the S&P Market Access Program, including coverage of the Company on S&P’s Market Access website, as well as S&P Marketscope and the electronic version of S&P Stock Guide database. Standard and Poor’s Corporation Records is a recognized securities manual for the “Blue Sky” Standard Manual Exemption for secondary trading in more than 35 states.

Holders of Record

On November 1, 2006, there were approximately 1,500 shareholders of record of our common stock. The Company has no record of the number of shareholders who hold their stock in “street” name with various brokers.

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

Sale of Unregistered Securities

On February 17, 2006, the Company entered into a subscription agreement (the "Subscription Agreement") for the private placement of certain promissory notes with accredited investors in the principal aggregate amount of $500,000 (the "Convertible Notes"). The three accredited investors participating in the offering were Harborview Master Fund LP, in the principal amount of $125,000; DKR Soundshore Oasis Holding Fund Ltd., in the principal amount of $125,000; and Alpha Capital Aktiengesellschaft, in the principal amount of $250,000 (the "Subscribers"). The Convertible Notes each have a one-year maturity date and provide for simple interest payable on each Convertible Note at the annual rate of 10%. The Subscribers have the right, from and after the date of the issuance of the Convertible Notes until the Convertible Notes are fully paid, to convert any outstanding and unpaid principal portion of each Convertible Note, and accrued interest, at the election of such Subscriber into fully paid and nonassessable shares of the Company's common stock at a conversion price per share of $0.15.

The Company also agreed to issue and deliver certain warrants to the Subscribers in connection with the Subscription Agreement. Each Subscriber received one Class A Warrant and one Class B Warrant (together the "Warrants") for the right to purchase the number of shares of common stock equal to the number of shares of common stock underlying each Note assuming conversion as of February 17, 2006. The Class A Warrant was immediately exercisable for an exercise price of $0.25 per share and expires on February 17, 2011. The Class B Warrant was immediately exercisable for an exercise price of $0.60 per share and expires on February 17, 2009.

On August 15, 2006, the Company's board of directors approved a permanent reduction to the exercise price of the warrants to $0.05 per share as reflected in amendments to each of the Warrants. On August 15, 2006, the Company and the Subscribers entered into an Amendment, Modification and Consent to Transaction Documents Agreement (the "Transaction Amendment") in connection with the Subscription Agreement and related documents (the "Transaction Documents").  Pursuant to the Transaction Amendment, the parties agreed to amend the Transaction Documents to reflect an additional purchase price of $111,000 paid to the Company (the "Additional Purchase Price") in exchange for the placement of additional promissory notes with the Subscribers in the principal aggregate amount of $111,000, after giving effect to a 15% original issue discount ("New Notes"). The New Notes are not convertible to common stock of the Company and mature 60 days from issuance and closing of the transactions, which took place on August 21, 2006.

The Company filed a registration statement registering the shares underlying the Notes and the Warrants. The Company also entered into a security agreement to secure the Notes and pursuant to such security agreement the Subscribers have been granted a security interest in all the assets of the Company. The Subscribers appointed a collateral agent to represent them collectively in connection with such security agreement.

The Company issued and sold the Notes and the Warrants to “accredited investors” in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Act”) afforded by the provisions of Section 4(2) of the Act and/or Rule 506 of Regulation D because the offer and sale did not involve a public offering. In its determination of an exemption, the Company relied on representations of the Subscribers that such Subscribers is an “accredited investor,” as that term is defined in Rule 501 of Regulation D, and such other representations as are customarily provided.

On August 15, 2006, as a result of the reduction in the exercise price of the Warrants, the conversion price of each of the Convertible Notes was automatically reduced from $0.15 per share to $0.05 per share. As a result of the reduced conversion price under the Convertible Notes, the Subscribers are entitled to convert the aggregate outstanding principal and accrued interest under the Convertible Notes into a greater number of shares of the Company’s common stock than was contemplated at the original closing.  The Transaction Documents require the Company to maintain registration for resale with the Securities and Exchange Commission not less than a number of shares of common that is equal to 125% of the shares of common stock issuable upon conversion of all of the Convertible Notes and 100% of the shares of common stock issuable upon exercise of the Warrants held by the Subscribers

.

The Company previously filed a registration statement with the Securities and Exchange Commission on form SB-2 registering a sufficient number of shares of the Company’s common stock assuming a conversion price on the Convertible Notes of $0.15 per share. Until the Company files an amendments to the registration statement or files a new registration statement to cover the additional shares now issuable upon conversion of the Convertible Notes, the Company is in default under the terms of the convertible Notes and the Subscribers are free at any time to declare the full unpaid principal and interest under the convertible Notes immediately due and payable. The Subscribers have not waived this default.

On October 27, 2006 (the “Closing Date”), the Company executed definitive agreements for the purchase by institutional, accredited investors (collectively, the “Investors”) for $1,000,000 of principal amount of 6% convertible secured promissory notes of the Company (“Note” or the “Notes”), maturing three years from the date of issuance. As of the Closing Date, the Investors purchased Notes in the amount of $500,000.  Within two days of the Registration Statement (as defined below) being declared effective within the required time period, the Investors will purchase additional Notes in the amount of $500,000.

The Notes will be convertible at the Investor’s option, into shares of the Company's common stock, $.0001 par value (the “Common Stock”) at a per share conversion price equal to the Applicable Percentage (as defined below) multiplied by the average of the lowest three intraday trading prices for the Common Stock during the twenty trading days prior to the notice of conversion being sent.  The Applicable Percentage is equal to (i) 50% as of the Closing Date, (ii) 55% in the event that the Registration Statement is filed within the required time period and (iii) 60% in the event that the Registration Statement becomes effective within the required time period.

To secure the Investors’ obligations under the Notes, the Company granted the Investors a security interest in substantially all of its assets, including without limitation its intellectual property, on the terms and conditions of a Security Agreement (the “Security Agreement”) and an Intellectual Property Security Agreement (the “Intellectual Property Agreement”). The security interest granted under the Security Agreement and the Intellectual Property Agreement terminates immediately upon payment or satisfaction of all of the Company's obligations under the Notes.

In connection with the issuance of the Notes, the Company issued to the Investors seven-year common stock purchase warrants (the “Warrants”) to purchase 10,000,000 shares of Common Stock. The exercise price of the Warrants is $0.10.  The Warrants do not have registration rights.

The conversion price of the Notes and the exercise price of the Warrants are subject to adjustment for certain dilution events or in the event of certain capital adjustments or similar transactions, such as a stock split or merger, or, in certain circumstances, the issuance of additional equity securities for consideration less than the respective exercise prices.  Subject to certain excepted issuances, the Investors have a right of first refusal with respect to any proposed sale of Company securities for a period of not less than two years following the effective date of the Registration Statement.

As of the date of the filing of this Form 10-KSB, the Company has received gross proceeds of $500,000 and net proceeds of approximately $418,500, after payment of offering related fees and expenses.

In addition, the Company has agreed to file within 45 days of the Closing Date a registration statement (the “Registration Statement”) covering 225% the shares of Common Stock underlying the Notes and have such Registration Statement declared effective within 120 days of the Closing Date. The Company will be obligated to pay liquidated damages to the Investors if the Registration Statement is not timely filed or declared effective equal to 2% of the then outstanding amounts under the Notes for each thirty day period (or portion thereof).

At the time of Closing, the Company agreed with the institutional, accredited investors (the "Old Investors") who purchased an aggregate of $111,000 in principal amount of promissory notes ("Additional Notes") on August 15, 2006 as part of the amendment to and modification of the financing entered into with the Company on February 17, 2006 to roll the Additional Notes plus a 20% premium for a total of $133,200 into the Notes in consideration of the Old Investors waiving any and all defaults and penalties relating to the Additional Notes. The Additional Notes were due on October 20, 2006. The Company will not receive any additional proceeds from the Old Investors as part of this transaction. The securities sold in this transaction have not been registered under the Securities Act of 1933, as amended (the “Act”) and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Act. The sale of the Warrants to the Investor was made pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the fiscal year ended July 31, 2005, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 7 of this Annual Report.

Forward-Looking Statements

This portion of this Annual Report on Form 10-KSB, includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts.  Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to the Company’s belief or anticipation that (i) there is a national market for its RadioBridgeTM product; (ii) if the trend of various agencies receiving grant funds for interoperable equipment throughout the United States by the DHS continues, that it will have a significant positive impact on the Company’s ability to sell RadioBridgesTM to public safety agencies; (iii) grant funds are now being disbursed to local public safety agencies throughout the United States by the DHS for interoperable communications equipment; (iv) the growing trend of governments passing in-building ordinances will create a market for the Guardian System and that this product will meet the specific requirements; (v) further cash resources will accrue over the next 12 months from sales of its products; and (vi) a listing on AMEX would increase the Company’s ability to reach an expanded shareholder base and increase its exposure to the investment community...

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

Critical Accounting Policies

Our Management’s Discussion and Analysis section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

•

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

•

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

•

Concentration of Credit Risk. Our accounts receivable potentially subject us to concentrations of credit risk. We expect to make sales on credit and we generally will not require collateral. We will perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated potential losses. Uncollectible accounts will be written off when deemed uncollectible, and accounts receivable will be presented net of an allowance for doubtful accounts.

Recent Events

Trends

Due to the lack of radio interoperability for first responders that was highlighted by the aftermath of Hurricanes Katrina and Rita, the lack of radio interoperability for first responders to emergency situations has received tremendous and continuing attention. The tremendous natural disasters in the mainland United States also included flooding in New England and wildfires in California, which further focused the national media, and the government, on the interoperability problem. Additionally, the report by the Federal commission investigating the September

11th terrorist attacks found that rescuers were forced to make rapid-fire, life-and-death decisions based on incomplete communications, contributing to the World Trade Center death toll. To address this problem, the DHS is launching a new office for interoperability and compatibility that will coordinate communications interoperability, equipment and training compatibility between Federal, State, and local governments.

In October 2005, the United States Senate Commerce Committee and U.S. House of Representatives Commerce Committee readdressed legislation passed in 1996 that was designed to make analog television 700 MHz transmission channels available for public safety communications.  The original intent of this legislation was to upgrade emergency radio frequencies available to first responders. The legislation will benefit first responders nationwide. Hurricane Katrina illustrated that regional emergency service personnel were still unable to communicate once they reached the effected areas of Louisiana and Mississippi due to damage to infrastructure, variations in radio equipment, and incompatible technologies. We believe that, with the increased focus by the government on solving the radio interoperability problem, there will be more funds directly available to first responders to purchase interoperable radio equipment, such as our RadioBridge.

In 2003, the DHS awarded $79 million for communication interoperability pilot projects in 17 communities. In order to reduce the time and effort spent by first responders and state and local governments, the DHS also announced that it had streamlined the grant process by eliminating multiple applications and consolidating various administrative procedures into a single process. This greatly reduces the time in which funding can be made available. In 2004, five distinct programs, the State Homeland Security Grant Program, the Law Enforcement Terrorism Prevention Grant Program, the Citizen Corps Grant Program, the Urban Areas Security Initiative, and the Mass Transit Security Program, were integrated into two consolidated grant programs.   In 2005 The Homeland Security Grant Program expanded to six separate grant programs with one application necessary to reach all six grant programs.  Through the implementation of this program in 2006, state and local emergency personnel have access to the State Homeland Security Program (SHSP), the Urban Areas Security Initiative (UASI), the Law Enforcement Terrorism Prevention Program (LETPP), the Citizen Corps Program (CCP), the Emergency Management Performance Grants (EMPG), and the Metropolitan Medical Response System (MMRS).  There are over 2.5 billion dollars available in grant funding to improve the nation’s homeland security this year.

We have been informed that many of the agencies we have been working with for the last three years have received, or are soon to receive, grant funds for interoperable equipment and we believe that grant funds are now being disbursed to local public safety agencies throughout the United States by the DHS for interoperable communications equipment. If this trend continues, we believe it will have a significant positive impact on our ability to sell RadioBridges™ to public safety agencies.

Future Outlook

Over the course of the next twelve months, we will focus our attention on marketing and mass-producing RadioBridge™ units. We anticipate increasing revenues over the next 12 months as our products are distributed to end-users.

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

Results of Operations

We have incurred losses since our recent inception in 2002 and have relied on the sale of our equity securities and on loans from our officers to fund our operations. Until very recently, we did not generate any revenues from operations. However, as discussed throughout this Annual Report, we are currently taking purchase orders for our Bridge Radio product but have recorded no revenue for our fiscal year ended July 31, 2006.

There were no revenues for the fiscal year ended July 31, 2006 compared to $58,447 for fiscal year ended July 31, 2005.  This decrease in revenue is the result of the fact that we are now building a new version RadioBridge unit and it has taken us significant time to develop new technology for manufacturing. For example, we have now developed a connector which contains built in radiowave filters, which makes our product perform better. These new developments have taken time and have caused delays in our order fulfillment.

Our general and administrative expenses other than for related parties for the year ended July 31, 2006 were $2,091,761, as compared to $6,401,034 for our fiscal year ended July 31, 2005. Our operating expenses decreased last year as a result of completing development of our first product, and preparing for market roll-out.   Now that we have a finished product ready for delivery to end-users, our marketing activities have increased significantly, and we are incurring increased marketing costs, including costs associated with demonstrating our products to public safety agencies and government officials, major law enforcement officials, fire department officials, federal agencies, the United States Army, and potential commercial channel partners, including distributors, dealers and independent sales representatives. We have also incurred increased costs associated with the design, preparation, and printing of marketing and product informational material, courier costs and mailing costs.  Moreover, we continue to incur legal and accounting expenses and other expenses incidental to our reporting obligations as a public company and to the increase in our requirements for transactional legal and accounting services.

We incurred no consulting cost – related party expense for the years ended July 31, 2005 and July 31, 2006.

Our loss before provision for income taxes was $7,101,550 for the year ended July 31, 2006, as compared to $6,913,537 for the period from inception to July 31, 2005. Our net loss for the year ended July 31, 2005 after provision for income taxes was $6,913,537, as compared to $7,101,550 for the year ended July 31, 2006.The decrease was the result of a decrease in payments for services with our stock.

Our net loss from operating activities for the year ended July 31, 2005 without including stock based compensation totaled $2,2817,472 as compared to a net loss of $7,101,550 for the year ended July 31, 2006.  Total net loss for the period from inception to July 31, 2006 without including stock based compensation totaled $11,478,177. If stock based compensation as computed using the fair value method is included, the pro forma net loss for the year ended July 31, 2005 totaled $6,943,437, as compared to a pro forma net loss of $7,101,550 for the year ended July 31, 2006 and totaled $29,731,907 for the period from inception to July 31, 2006.  The increase is attributed to the increase in interest and other costs related to our financing activities during the year ended July 31, 2006.

Liquidity and Capital Resources

At the year ended July 31, 2006, we had $4,768 in cash resources, as compared with $55,508 in cash during the equivalent period ended July 31, 2005. The decrease is due to a decrease in fund raising activities.

On November 23, 2004 the Company entered into a private placement of the Company’s common stock.  Under terms of the agreement the Company sold five million shares of stock in exchange for $5 million in U.S. Treasury Bonds.  A security agreement covering the bonds was subsequently granted another party incidental to a separate transaction.

At July 31, 2006 we had accrued payroll liability of $150,528, as compared with $73,215 at July 31, 2005. The increase is attributed to an increase in accrued officers’ salary. Accounts payable and accrued expenses totaled $525,917 at July 31, 2006, as compared to $167,784 at July 31, 2005, the increase is due to accrued but unpaid expenses, including interest and legal expenses.

We held property and equipment at July 31, 2006, which was valued, net of depreciation of $133,638, at $136,392, as compared with depreciation of $89,051, at $232,629, at July 31, 2005, respectively.  The decrease is attributed to a write down in the cost of product demonstration equipment.  Our total assets at July 31, 2006 were $5,256,402, as compared with $5,647,406 at July 31, 2005.

We held inventory for sale to customers at July 31, 2006 of $106,500, as compared with $404,488 at July 31, 2005.  However, this inventory consists of our first version RadioBridge.

The decrease is due to a write down in the cost of the first version of the RadioBridge in anticipation of rolling out the new version in the future.

We believe we have sufficient funds currently available to satisfy our cash requirements for the next six months. However, we will need additional capital to continue production of the next generation RadioBridge, support our distributor, and hire additional personnel for sales and marketing.  There can be no assurance that we will raise sufficient funds to continue our business operations, although we believe there is a demonstrated need for our products and the expanding market for those products.

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

There are existing companies that offer or have the ability to develop products and services that will compete with those that we currently offer or may offer in the future.  These include large, well-recognized companies that have substantial resources and established relationships in the markets in which we compete ..  Their greater financial, technical, marketing, and sales resources may permit them to react more quickly to emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, and sale of competing products and services.  Emerging companies also may develop and offer products and services that compete with those that we offer.  Increased competitive pressure could lead to reduced market share, as well as lower prices and reduced margins for our products, which would adversely affect our results of operations and financial condition.  We cannot assure you that we will be able to compete successfully in the future.

We depend materially upon acceptance of our products by specific agencies and markets and if these agencies and markets do not purchase or are not receptive to our products, our revenues will be adversely affected and we may not be able to expand into other markets.

Our business and results of operations will be materially and adversely affected if a substantial number of law enforcement, fire, rescue, other emergency response and public safety agencies, as well as commercial end users for homeland security and life safety applications, do not purchase our RadioBridge product. In addition, we may not be able to expand sales of our products into other markets if our products are not widely accepted by these agencies or markets.   This also would have an adverse affect on our business and results of operations.

Our growth prospects will be diminished if our SafetyNet products, including the SafetyNet RadioBridge and the SafetyNet Guardian System are not widely accepted.

We have generated minimal revenue to date from the sale of our SafetyNet products. Historically, our funding has come primarily from the sale of our equity and debt securities.  However, we expect to generate greater revenues from the sale of our SafetyNet products, primarily the SafetyNet RadioBridge during the next fiscal year.  We expect to depend on sales of the SafetyNet RadioBridge for the foreseeable future.  A decrease in the prices of or demand for our products, or their failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.

If we are unable to manage our projected growth, our growth prospects may be limited and our future profitability may be adversely affected.

We expect our business to grow in the near future ..  Rapid expansion may strain our current managerial, financial, operational, and other resources. If we are unable to manage our growth, our business, operating results, and financial condition could be adversely affected. We will need to continually improve our operations and our financial, accounting, and other internal control systems in order to manage our growth effectively.  Any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects and profitability.

We may face personal injury and other liability claims that could harm our reputation and adversely affect our sales and financial condition.

Our products will be depended upon in emergency, rescue and public safety situations that may involve physical harm or even death to individuals , as well as potential loss or damage to real and personal property ..  Our products may be associated with these injuries or other losses.  A person who sustains injuries, the survivors of a person killed, the owner of damaged or destroyed property in a situation involving the use of our products, or the owner of a facility at which such injury, death or loss occurred may bring legal action against us to recover damages on the basis of theories including personal injury, wrongful death, negligent design, dangerous product or inadequate warning.  We may also be subject to lawsuits involving allegations of misuse of our products.  If successful, such claims could have a material adverse effect on our operating results and financial condition.  Significant litigation could also result in a diversion of management’s attention and resources, negative publicity and an award of monetary damages in excess of our insurance coverage.

Our future success will depend on our ability to expand sales through distributors, dealers, and independent sales representatives and our inability to take advantage of our existing distribution network or recruit new distributors, dealers, or independent sales representatives would negatively affect our sales.

Our distribution strategy is to pursue sales through multiple channels with an emphasis on independent distributors, dealers, and sales representatives.  We currently have one existing distribution partner.  This distributor’s inability to successfully sell our products or our inability to retain other distributors, dealers, and sales representatives who can successfully sell our products would adversely affect our sales.  In addition, if we do not competitively price our products, meet the requirements of our current distributor or end-users, provide adequate marketing support, or comply with the terms of our distribution arrangement, our distributor may fail to aggressively market our products or may terminate its relationships with us.  These developments would likely have a material adverse effect on our sales. Our partial reliance on others to sell our products also makes it more difficult to predict our revenues, cash flow and operating results.

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

In the event that no exclusion from the definition of “penny stock” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is available, then any broker engaging in a transaction in our company’s common stock will be required to provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of our company’s securities held in the customer’s accounts.  The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer’s confirmation of sale.  Certain brokers are less willing to engage in transactions involving “penny stocks” as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our company’s common stock to dispose of their shares.

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

•

complex foreign laws and treaties;

•

changing economic conditions;

•

difficulty of collecting foreign account receivables;

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

In the event that no exclusion from the definition of “penny stock” under the Exchange Act is available, then any broker engaging in a transaction in our common stock will be required to provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of our securities held in the customer’s accounts.  The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer’s confirmation of sale.  Certain brokers are less willing to engage in transactions involving “penny stocks” as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our common stock to dispose of their shares.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in the Consolidated Financial Statements filed with this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Aegis Assessments, Inc. [a development stage company]

We have audited the accompanying balance sheet of Aegis Assessments, Inc. [a development stage company] as of July 31, 2006 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended July 31, 2006 and 2005, and for the period from inception [January 16, 2002] through July 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aegis Assessments, Inc. [a development stage company] as of July 31, 2006 and the results of operations and cash flows for the years ended July 31, 2006 and 2005, and for the period from inception [January 16, 2002] through July 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses from operations and is in the development stage. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mantyla McReynolds, LLC

Salt Lake City, Utah

November 10, 2006

Aegis Assessments, Inc.
(A Development Stage Company)
Balance Sheet
July 31, 2006

Assets
Current Assets
Cash and cash equivalents	$4,768
Inventory	106,500
Total Current Assets	111,268

Property and equipment, net of accumulated
depreciation of $133,638 at July 31, 2006	136,392
U.S. Treasury Bonds - Restricted	5,001,126
Other Assets	7,616
Total Assets	$5,256,402

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$486,793
Accrued Payroll	150,528
Deferred Revenue	357,000
Notes payable	123,300
Convertible debentures	247,500
Accrued expenses	39,124
Total Current Liabilities	1,404,245

Commitments and contingencies
Contingent loss on derivative and equity swap	4,657,555

Series A 8% convertible preferred stock $.001 par
value; 200,000 shares authorized.

Shareholders' equity (deficit):
Preferred stock, $.001 par value, 10,000,000 shares
authorized for issuance in one or more series.
Common stock, $.001 par value; 100,000,000 shares
authorized; 35,105,674 shares issued and outstanding
at July 31, 2006	35,106
Additional paid-in capital	23,896,037
Stock subscription receivable – related party	(67,500)
Stock subscription receivable	(103,015)
Unrealized loss on marketable securities	(22,395)
Deficit accumulated during the development stage	(24,543,631)
Total shareholders' equity (deficit)	(805,398)

Total liabilities and shareholders' equity (deficit)	5,256,402

The accompanying notes are an integral part of the condensed financial statements

Aegis Assessments, Inc.
(A Development Stage Company)
Statements of Operations
			For the period from
	For the	For the	January 16,2002
	Year Ended	Year Ended	(inception) to
	July 31, 2006	July 31, 2005	July 31, 2006

Revenue	$0	$58,447	$70,992
Operating expense
Cost of equipment sold		$31,500	$35,100
General and administrative expenses - other	$2,091,761	$6,401,034	$18,738,419
Loss on impaired assets	$348,390		$348,390
Consulting fees - related party			$287,065
Total Operating expenses	$2,440,151	$6,432,534	$19,408,974

Interest expense	$547,294		$547,294
Loss on interest rate derivative swap	$64,105	$43,450	$107,555
Loss on equity swap	4,050,000	500,000	4,550,000
			--
Loss before provision for income taxes	$(7,101,550)	$(6,917,537)	$(24,542,831)
Provision for income taxes			800
Net loss	$(7,101,550)	$(6,917,537)	$(24,543,631)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	$53,961	$(76,356)	$(22,395)
Total comprehensive loss	$(7,047,589)	$(6,993,893)	$(24,566,026)

Net loss available to common shareholders
per common share - basic and diluted	$(0.22)	$(0.29)	$(1.29)
Weighted average common shares - basic
and diluted	32,113,852	23,887,938	18,984,281

The accompanying notes are an integral part of the financial statements

Aegis Assessments, Inc.
(A Development Stage Company)
Statements of Cash Flows
			For the period from
	For the	For the	January 16,2002
	Year Ended	Year Ended	(inception) to
	July 31, 2006	July 31, 2005	July 31, 2006
Cash Flows from operating activities:
Net loss	$(7,101,550)	$(6,917,537)	$(24,543,631)

Adjustments to reconcile net
loss to net cash used in operating
activities:

Non-cash items included in the net
loss:
Depreciation	82,502	71,059	171,554
Amortization and expenses related to
stock and stock options	200,829	4,636,065	13,065,454
Amortization of the fair value of conversion
rights and warrants related to notes payable	497,500		497,500
Loss on interest rate derivative swap	64,105	43,450	107,555
Loss on equity swap	4,050,000	500,000	4,550,000
The intrinsic value of non-detachable
conversion rights of the Series A 8%
preferred stock			9,800
Issuance of stock for payment of interest			3,266
Loss on impaired assets	348,390		348,390
Change in Assets
Accounts Receivable		12,545	--
Inventory	--	(208,088)	(404,488)
Other Assets		7,000	(7,616)
	--		--
Change in Liabilities:
Accrued payroll	77,313	56,796	150,528
Accounts payable	319,009	114,470	486,793
Deferred Revenue	7,000		357,000
Accrued expenses	39,124		39,124
	(1,415,778)	(1,684,240)	(5,168,771)

(continued)
The accompanying notes are an integral part of the financial statements

Aegis Assessments, Inc.
(A Development Stage Company)
Statements of Cash Flows
			For the period from
	For the	For the	January 16,2002
	Year Ended	Year Ended	(inception) to
	July 31, 2006	July 31, 2005	July 31, 2006
Cash flows used in investing activities:

Payments to acquire property
and equipment	$(36,668)	$(63,324)	$(358,348)

Net cash flows used in investing activities	(36,668)	(63,324)	(358,348)

Cash flows provided by financing activities:			90,100

Proceeds from issuance of preferred stock	--		--
Proceeds from issuance of common
stock - related party			22,500
Proceeds from issuance of common stock	572,406	792,030	3,584,438
Proceeds from exercise of warrants		184,654	630,405
Proceeds from exercise of options		237,144	237,144
Proceeds from issuance of debentures	800,000		817,000
Proceeds from notes payable and			--
advances - related parties			17,000
			--
Stock subscription receivable	--		10,000
Advances from officers			--
Note Payable - officer	(94,000)	94,000	--
Note Payable - proceeds	140,000		140,000
Note Payable - payments	(16,700)	(2,333)	(16,700)
Net cash provided by financing activities	1,401,706	1,305,495	5,531,887

Net increase in cash and cash equivalents	(50,740)	(442,069)	4,768

Cash and cash equivalents, beginning of period	55,508	497,577	--
Cash and cash equivalents, end of period	$4,768	$55,508	$4,768

Supplemental Disclosure of Non-Cash Investing
and Financing Activities
Exercise of options applied against notes			$17,000
Payment of accounts payable with stock			12,025
Conversion of preferred stock to common
stock			27,500
Issuance of common stock for services	$20,000	4,636,065	$12,884,625
Issuance of stock for note – related party			67,500
Issuance of stock for notes		133,000	133,000

The accompanying notes are an integral part of the condensed financial statements

Aegis Assessments, Inc.
(A Development Stage Company)
Statements of Shareholders' Deficit
For the Period from January 16, 2002 (Inception) to July 31, 2006

				Stock and		Deficit
				Options	Receivable	Accumulated
			Additional	Issued for	From	During the
	Common	Common	Paid-In	Future	Exercise of	Development
	Shares	Stock	Capital	Services	Stock Options	Stage	Total
Balance at January 16, 2002,
inception

Issuance of founders' shares at the
par value of $.001 per share in
February 2002 for cash	8,350,000	$8,350					$8,350

Issuance of common stock for
the value of legal services
provided at $.001 per share in
April 1, 2002	400,000	400	$3,604				4,004

Issuance of common stock to two
former officers for the
then-believed value of services
provided at $.01 per share in April
2002	1,000,000	1,000	9,000				10,000

Issuance of common stock for
cash at $.25 per share from
May 2002 to July 2002	320,000	320	79,680				80,000

Net loss for the period ended July
31, 2002						$(127,365)	$(127,365)

Balance at July 31, 2002	10,070,000	10,070	92,284	-	-	(127,365)	(25,011)

The accompanying notes are an integral part of the financial statements

Aegis Assessments, Inc.

(A Development Stage Company)

Statements of Shareholders' Deficit

For the Period from January 16, 2002 (Inception) to July 31, 2006

				Stock and		Deficit
				Options	Receivable	Accumulated
			Additional	Issued for	From	During the
	Common	Common	Paid-In	Future	Exercise of	Development
	Shares	Stock	Capital	Services	Stock Options	Stage	Total

Issuance of common stock for cash
at $.25 per share in August 2002 and
September 2002.	214,000	$214	$53,286				$53,500

Issuance of stock options to a
director for future services based upon
the stock option's fair value of $.30 in
August 2002.			54,640	$(54,640)			$-

Issuance of common stock for cash
at $.25 per share in September 2002
to a related party.	90,000	90	22,410				22,500

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
For the Period from January 16, 2002 (Inception) to July 31, 2006

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

For the Period from January 16, 2002 (Inception) to July 31, 2006

				Stock and		Deficit
				Options	Receivable	Accumulated
			Additional	Issued for	From	During the
	Common	Common	Paid-In	Future	Exercise of	Development
	Shares	Stock	Capital	Services	Stock Options	Stage	Total

Issuance of stock options to a
consultant for future services based
upon the stock option's fair value of
$.83 in November 2002.			$83,140	$(83,140)

Issuance of common stock to a
related party consultant for future
services based upon the fair value of
the stock of $1.00 per share in
December 2002.	50,000	$50	$49,950	$(50,000)

Issuance of common stock to a
consultant for future services based
upon the fair value of the stock of
$1.00 per share in December 2002.	5000	5	$4,995	(5,000)

The accompanying notes are an integral part of the financial statements

Aegis Assessments, Inc.
(A Development Stage Company)
Statements of Shareholders' Deficit
For the Period from January 16, 2002 (Inception) to July 31, 2006

				Stock and		Deficit
				Options	Receivable	Accumulated
			Additional	Issued for	From	During the
	Common	Common	Paid-In	Future	Exercise of	Development
	Shares	Stock	Capital	Services	Stock Options	Stage	Total

The intrinsic value of the non-
detachable conversion rights recognized
at the date of issuance of the
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
the stock of $1.00 per share in January
2003, subsequently rescinded
in July 2003.

The accompanying notes are an integral part of the financial statements

(A Development Stage Company)
Statements of Shareholders' Deficit
For the Period from January 16, 2002 (Inception) to July 31, 2006

				Stock and		Deficit
				Options	Receivable	Accumulated
			Additional	Issued for	From	During the
	Common	Common	Paid-In	Future	Exercise of	Development
	Shares	Stock	Capital	Services	Stock Options	Stage	Total

Issuance of common stock to a
consultant for future services based
upon the fair value of the stock of
$1.00 per share in February 2003.	100,000	$100	$99,900	$(100,000)

Issuance of common shares to two
consultants for future services based
upon the fair value of the stock of
$1.00 per share in March 2003.	108,571	109	108,462	(108,571)

Issuance of stock options to an
employee at an exercise price below
fair value in March 2003.			7,000				$7,000

Issuance of stock options to a con-
sultant for future services based upon
the stock option's fair value of $.46
in May 2003.			22,830	(22,830)

The accompanying notes are an integral part of the financial statements

Aegis Assessments, Inc.

(A Development Stage Company)

Statements of Shareholders' Deficit

For the Period from January 16, 2002 (Inception) to July 31, 2006

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

The accompanying notes are an integral part of the financial statements

Aegis Assessments, Inc.

(A Development Stage Company)

Statements of Shareholders' Deficit

For the Period from January 16, 2002 (Inception) to July 31, 2006

				Stock and		Deficit
				Options	Receivable	Accumulated
			Additional	Issued for	From	During the
	Common	Common	Paid-In	Future	Exercise of	Development
	Shares	Stock	Capital	Services	Stock Options	Stage	Total

Issuance of investment units com-
prised of one share of common stock
and two stock warrants at a price of
$1.50 per unit in July 2003.	46,667	$47	$69,953				$70,000

Amortization of the prepayment of
services for the year ended July 31,
2003				$801,712			801,712

Net loss for the year ended July 31,						(1,428,601)	(1,428,601)
2003

Balance at July 31, 2003	11,294,920	$11,296	$1,442,996	$(134,244)	$(67,500)	$(1,555,966)	$(303,418)

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

For the Period from January 16, 2002 (Inception) to July 31, 2006

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

For the Period from January 16, 2002 (Inception) to July 31, 2006

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

For the Period from January 16, 2002 (Inception) to July 31, 2006

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

For the Period from January 16, 2002 (Inception) to July 31, 2006

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

For the Period from January 16, 2002 (Inception) to July 31, 2006

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

The accompanying notes are an integral part of the financial statements

Aegis Assessments, Inc.

(A Development Stage Company)

Statements of Shareholders' Deficit

For the Period from January 16, 2002 (Inception) to July 31, 2006

				Stock and		Deficit
				Options	Receivable	Accumulated
			Additional	Issued for	From	During the
	Common	Common	Paid-In	Future	Exercise of	Development
	Shares	Stock	Capital	Services	Stock Options	Stage	Total

Amortization of the prepayment of
services for the year ended July 31, 2004				7,293,494			7,293,494

Net loss for the year ended July 31, 2004						$(8,968,578)	(8,968,578)

	18,372,874	$18,374	$11,113,105	$-	$(67,500)	$(10,524,544)	$539,435

Issuance of common shares as a
result of the exercise of $.30 stock
options by a director in September 2004	20,000	20	5,980				6,000

Issuance of common shares in exchange
for U.S. Treasury bonds in November
2004	5,000,000	5,000	5,018,521				5,023,521

Issuance of common shares as a
result of the exercise of $1 stock
options by a former consultant
in January 2005.	10,000	10	9,990				10,000

The accompanying notes are an integral part of the financial statements

Aegis Assessments, Inc.

(A Development Stage Company)

Statements of Shareholders' Deficit

For the Period from January 16, 2002 (Inception) to July 31, 2006

				Stock and		Deficit
				Options	Receivable	Accumulated
			Additional	Issued for	From	During the
	Common	Common	Paid-In	Future	Exercise of	Development
	Shares	Stock	Capital	Services	Stock Options	Stage	Total

Issuance of common shares as a
result of the exercise of $.10 stock
options by a consultant. The options were
issued in exchange for future services
based on the fair value of the stock of
$1.65 per share in January 2005	480,000	480	791,520		(48,000)		744,000

Issuance of common shares as a
result of the exercise of stock
options by a consultant. The options were
issued in exchange for $15,000 and future
services based on the fair value of the
stock of $1.60 per share in January 2005	115,000	115	183,935				184,050

Issuance of common shares as a
result of the exercise of stock
options by a consultant. The options were
issued in exchange for $13,500 and future
services based on the fair value of the
stock of $1.42 per share in January 2005	103,500	104	146,912				147,015

The accompanying notes are an integral part of the financial statements

Aegis Assessments, Inc.

(A Development Stage Company)

Statements of Shareholders' Deficit

For the Period from January 16, 2002 (Inception) to July 31, 2006

				Stock and		Deficit
				Options	Receivable	Accumulated
			Additional	Issued for	From	During the
	Common	Common	Paid-In	Future	Exercise of	Development
	Shares	Stock	Capital	Services	Stock Options	Stage	Total

Issuance of restricted common shares
to a consultant for future services
based on the fair value of the stock of
$1.00 per share in January 2005.	60,000	60	59,940				60,000

Issuance of restricted common shares
to a consultant for future services
based on the fair value of the stock of
$1.00 per share in January 2005.	50,000	50	49,950				50,000

Issuance of restricted common shares
to a consultant for future services
based on the fair value of the stock of
$1.00 per share in January 2005.	150,000	150	149,850				150,000

Issuance of common shares as a
result of the exercise of $.15 stock
options by a consultant. The options were
issued in exchange for future services
based on the fair value of the stock of
$1.16 per share in March 2005	250,000	250	289,750				290,000

The accompanying notes are an integral part of the financial statements

Aegis Assessments, Inc.

(A Development Stage Company)

Statements of Shareholders' Deficit

For the Period from January 16, 2002 (Inception) to July 31, 2006

				Stock and		Deficit
				Options	Receivable	Accumulated
			Additional	Issued for	From	During the
	Common	Common	Paid-In	Future	Exercise of	Development
	Shares	Stock	Capital	Services	Stock Options	Stage	Total

Issuance of common shares as a
result of the exercise of $.10 stock
options by a consultant. The options were
issued in exchange for future services
based on the fair value of the stock of
$1.75 per share in March 2005	770,000	770	1,346,730				1,347,500

Issuance of common shares as a
result of the exercise of $.10 stock
options by two officers and major share-
holders in March 2005. The options were
exercised in exchange for accrued
officers' compensation	341,440	341	33,803				34,144

Issuance of common shares as a
result of the exercise of $.10 stock
options by a consultant. The options were
issued in exchange for future services
based on the fair value of the stock of
$1.30 per share in April 2005	250,000	250	324,750				325,000

The accompanying notes are an integral part of the financial statements

Aegis Assessments, Inc.

(A Development Stage Company)

Statements of Shareholders' Deficit

For the Period from January 16, 2002 (Inception) to July 31, 2006

				Stock and		Deficit
				Options	Receivable	Accumulated
			Additional	Issued for	From	During the
	Common	Common	Paid-In	Future	Exercise of	Development
	Shares	Stock	Capital	Services	Stock Options	Stage	Total

Issuance of common shares as a
result of the exercise of $.10 stock
options by a consultant. The options were
issued in exchange for future services
based on the fair value of the stock of
$1.15 per share in April 2005	250,000	250	287,250				287,500

Issuance of common shares as a
result of the exercise of $.10 stock
options by a consultant. The options were
issued in exchange for future services
based on the fair value of the stock of
$1.20 per share in April 2005	300,000	300	579,700		(30,000)		550,000

Issuance of restricted common shares
to three consultants for future services
based on the fair value of the stock of
$1.00 per share in March 2005.	160,000	160	159,840				160,000

The accompanying notes are an integral part of the financial statements

Aegis Assessments, Inc.

(A Development Stage Company)

Statements of Shareholders' Deficit

For the Period from January 16, 2002 (Inception) to July 31, 2006

				Stock and		Deficit
				Options	Receivable	Accumulated
			Additional	Issued for	From	During the
	Common	Common	Paid-In	Future	Exercise of	Development
	Shares	Stock	Capital	Services	Stock Options	Stage	Total

Issuance of common shares as a
result of the exercise of $.10 stock
options by a consultant. The options were
issued in exchange for future services
based on the fair value of the stock of
$.98 per share in June 2005	550,000	550	538,450		(55,000)		484,000

Issuance of restricted common shares
to a consultant for future services
based on the fair value of the stock of
$1.00 per share in March 2005.	50,000	50	49,950				50,000

Issuance of investment units pursuant to a
private offering dated October 2003. Each
$1.50 unit consists of one share of common
stock and one warrant. Amounts are
for the year ended 7/31/05	198,169	198	297,057				297,255

Issuance of common shares as a result of
the exercise of warrants acquired in the
October 2003 private offering. Amounts are
for the year ended 7/31/05	396,310	396	197,759				198,155

The accompanying notes are an integral part of the financial statements

Aegis Assessments, Inc.

(A Development Stage Company)

Statements of Shareholders' Deficit
For the Period from January 16, 2002 (Inception) to July 31, 2006

				Stock and		Deficit
				Options	Receivable	Accumulated	Unrealized
			Additional	Issued for	From	During the	Loss From
	Common	Common	Paid-In	Future	Exercise of	Development	Marketable
	Shares	Stock	Capital	Services	Stock Options	Stage	Securities	Total

Issuance of investment units pursuant to
a private offering dated November 2004.
Each $1.00 unit consists of one share of
common stock and one warrant.
Amounts are for the year ended 7/31/05	549,132	549	452,601					453,150

Issuance of common shares as a result
of the exercise of warrants acquired in
the November 2004 private offering.
Amounts are for the year ended 7/31/05	44,250	44	22,081					22,125

Unrealized loss on marketable securities							(76,356)	(76,356)

Net loss for the year ended July 31, 2005						(6,917,537)		(6,917,537)

Balance at July 31, 2005	28,470,675	28,472	22,109,422		(200,500)	(17,442,081)	(76,356)	4,418,957

The accompanying notes are an integral part of the financial statements

Aegis Assessments, Inc.

(A Development Stage Company)

Statements of Shareholders' Deficit

For the Period from January 16, 2002 (Inception) to July 31, 2006

				Stock and		Deficit
				Options	Receivable	Accumulated	Unrealized
			Additional	Issued for	From	During the	Loss From
	Common	Common	Paid-In	Future	Exercise of	Development	Marketable
	Shares	Stock	Capital	Services	Stock Options	Stage	Securities	Total

Issuance of investment units pursuant to
a private offering dated November 2004.
Each $1.00 unit consists of one share of
common stock and one warrant.
Amounts are for the year ended 7/31/06	1,077,500	1,076	104,924					106,000

Issuance of common shares pursuant to
a private offering dated September 2005.
Amounts are for the year ended 7/31/06	150,000	150	49,350					49,500

Issuance of common shares pursuant to
a private offering dated October 2005.
Amounts are for the year ended 7/31/06	200,000	200	19,800					20,000

Issuance of common shares pursuant to
a private offering dated December 2005.
Amounts are for the year ended 7/31/06	3,000,000	3,000	377,000					380,000

Equity value of convertible notes with
attached warrants issued in a private
offering dated December 2005.			800,000					800,000

The accompanying notes are an integral part of the financial statements

Aegis Assessments, Inc.

(A Development Stage Company)

Statements of Shareholders' Deficit

For the Period from January 16, 2002 (Inception) to July 31, 2006

				Stock and		Deficit
				Options	Receivable	Accumulated	Unrealized
			Additional	Issued for	From	During the	Loss From
	Common	Common	Paid-In	Future	Exercise of	Development	Marketable
	Shares	Stock	Capital	Services	Stock Options	Stage	Securities	Total

Issuance of restricted common shares
to a consultant for services based
on the fair value of the stock of
$.84 per share in August 2005.	92,500	93	77,608					77,701

Issuance of restricted common shares
to a consultant for services based
on the fair value of the stock of
$.74 per share in August 2005.	52,200	52	38,576					38,628

Issuance of restricted common shares
to a consultant for services based
on the fair value of the stock of
$.21 per share in May 2006.	200,000	200	41,800					42,000

Issuance of restricted common shares
to a consultant for services based
on the fair value of the stock of
$.15 per share in June 2006.	150,000	150	22,350					22,500

The accompanying notes are an integral part of the financial statements

Aegis Assessments, Inc.

(A Development Stage Company)

Statements of Shareholders' Deficit

For the Period from January 16, 2002 (Inception) to July 31, 2006

				Stock and		Deficit
				Options	Receivable	Accumulated	Unrealized
			Additional	Issued for	From	During the	Loss From
	Common	Common	Paid-In	Future	Exercise of	Development	Marketable
	Shares	Stock	Capital	Services	Stock Options	Stage	Securities	Total

Unrealized loss on marketable securities							53,961	53,961

Net loss for the year ended July 31, 2006						(7,101,550)		(7,101,550)

Payment on subscription note receivable					29,985			29,985

Issuance of common shares as a result of
the conversion of notes payable under
terms of the offering dated December 2005
Amounts are for the year ended 7/31/06	1,712,799	1,713	255,207					256,920

Balance at July 31, 2006	35,105,674	35,106	23,896,037	-	(170,515)	(24,543,631)	(22,395)	(805,398)

The accompanying notes are an integral part of the financial statements

Aegis Assessments, Inc.

(A Development Stage Company)

Notes to Financial Statements

As of July 31, 2006 and For the Years Ended July 31, 2006 and July 31, 2005, and For the Period January 16, 2002 (inception) Through July 31, 2006

________________________________________________________________________

1.

Organization and Summary of Significant Accounting Policies

Aegis Assessments, Inc. is a development stage company and has limited operating history with insignificant revenues. The Company was incorporated under the laws of the State of Delaware on January 16, 2002.  As of July 31, 2006 the Company completed development of its core product, a specialized emergency response and communication systems for law enforcement agencies at all levels, the U.S. Department of Defense, and select commercial firms.  The Company refers to this product as the “Aegis SafetyNet Radio Bridge, or “Radio Bridge,” system.  The Company is now engaged in producing the systems and establishing sales distribution channels.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplate continuation of Aegis Assessments, Inc. (a Development Stage Company) (the “Company”) as a going concern.  However, the Company is subject to the risks and uncertainties associated with a new business, has no established source of revenue and has limited sources of equity capital.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The following is a summary of the more significant accounting policies of the Company:

Cash and cash equivalents – The Company considers all highly liquid cash investments with original maturities of 90 days or less to be cash equivalents.  The Company periodically maintains cash balances in excess of FDIC limits.

Inventory – Inventory is stated at lower of cost or market (average cost method) and consists of units completed and deposits made with an outsourced manufacturer.

Marketable securities – In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” The Company has classified its investments as available for sale and records the investment at fair market value. The investment consists of U.S. Treasury Bonds.

Initial Production and Sales Activity

In May 2004, the Company received its first purchase order for the Aegis SafetyNet Radio Bridge system and began production.  The initial $2.4 million purchase order was accompanied by a progress payment of $350,000 against the first units.  As of July 31, 2006, the Company had delivered 52 units to the distributor.  The progress payment was recorded as deferred revenue.  The Company anticipates significant involvement in the distributor’s resale activities and will not record revenue related to the units until they are sold to end-users.

An additional eight Radio Bridge units have been sold directly by the Company to end-users.  Full payment for these sales was received by July 31, 2006.

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

Costs of Promotional Materials/Advertising

The cost of promotional materials is expensed as incurred, and includes such items as the cost to produce a corporate capabilities video.  The Company incurred promotional costs totaling $36,754 and $18,272 in the years ended July 31, 2006 and July 31, 2005 respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  As of July 31, 2006 and July 31, 2005, the Company has provided a 100% valuation allowance for the deferred tax asset, since management has not been able to determine that the realization of that asset is more likely than not ..

The Company’s net deferred tax assets consist of the following:

Tax effect of net operating loss:	$6,975,496

Less valuation allowance:	(6,975,496)

Net deferred tax asset:	$-

As of July 31, 2006, the Company had a net operating loss carryforward of $19,929,988, which will begin to expire in 2022.

The provision for income taxes consists of the following:

	2006	2005
Current Taxes	$-	$-
Deferred Tax Benefit	(1,045,206)	(2,234,686)
Benefits of Operating Loss Carryforwards	1,045,206	2,234,686

Provision for Income Taxes	$-	$-

Reconciliation between income taxes at the statutory rate (35%) and the actual income tax provision for continuing operations is as follows:

Expected Tax Provision:	$(2,485,543)
Effect of.
Nondeductible Expenses	1,440,337
Increase/(Decrease) in Valuation Allowance	1,045,206

Actual Tax Provision	$-

Basic and Diluted Loss Per Share

The basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of July 31, 2005, the Company had 5,926,760 outstanding stock options, and warrants that can be converted into 422,822 shares of common stock.  As of July 31, 2006 the Company had 2,578,560 outstanding stock options, and warrants that could be converted into 11,666,668 shares of common stock.  (using the treasury stock method). The options and warrants would have an anti-dilutive effect and, therefore, are not included in diluted loss per share.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods, generally accelerated depreciation, for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories, and the costs incurred by category, are as follows:

		Estimated
		Useful Life

Office equipment	$134,607	3 years
Product demonstration equipment	50,674	5 years
Shop equipment	24,602	7 years
Office furniture	31,147	5 years
Automobiles	29,000	5 years

	270,030

Less: Accumulated Depreciation	(133,638)

Net property and equipment	$136,392

The Company recorded depreciation expense of $82,502 and $71,059 for the years ended July 31, 2006 and July 31, 2005 respectively.

Long-Lived Assets

The Company periodically reviews the carrying amount of its long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. There were impairments of long-lived assets during the years ended July 31, 2006 and 2005 of $348,390 and $0, respectively.

Stock-Based Compensation

Prior to January 1, 2006 the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”). Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term. Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("FAS 148"), as if the fair value method defined by FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), had been applied to its stock-based compensation.

Had compensation expense been determined based on the fair values at dates of grant for its stock options under the fair value approach prior to January 1, 2006, net loss and net loss per share would have been reported as indicated in the pro forma results below:

			For the
			Period From
	For the	For the	January 16, 2002
	Year Ended	Year Ended	(Inception) to
	July 31, 2006	July 31,2005	July 31, 2006

Net loss, as reported	$(7,101,550)	$(6,917,537)	$(24,543,631)

Add: Stock-based compensation expense
included in reporting net loss			-

Deduct: Stock based employee compensation
expense determined under fair value based		(29,894)	$(5,188,276)
method
Pro forma net loss	$(7,101,550)	$(6,947,431)	$(29,731,907)

Net loss per share, as reported	(0.22)	(0.29)	(1.29)

Net loss per share, pro forma	(0.22)	(0.29)	(1.57)

The fair value under FAS 123 for options granted were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Expected life (years)		3
Interest rate		3.00%
Volatility		0%
Dividend yield		0
Weighted average of fair market value
of options granted		$1.87

Effective January 1, 2006 the Company adopted the fair value recognition provisions of “Share Based Payment” (“FAS 123R”), using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 included compensation expense for stock-based compensation awards granted prior to, but not yet fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.

There is no impact to the Financial Statements for the year ended July 31, 2006 as a result of adopting FAS 123R when compared to the results had the Company continued to account for stock-based compensation under APB 25. There is no impact on both basic and diluted net loss per share for the year ended July 31, 2006. As of July 31, 2006 the Company had no unvested options.

Research and Development and Software Development

Research and development costs are charged to expense as incurred.  For the year ending July 31, 2006 the Company expensed approximately $105,000 in research and development cost.

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

Derivative and Equity Swap Transaction

On November 23, 2004 the Company received $5,000,000 in U.S. Treasury bonds in a private placement of the Company’s common stock.  Subsequently, the Company entered into a derivative swap transaction in which the bonds, including the interest earned on the bonds during the 24-month period of the swap agreement, have been pledged as security.  The swap contract calls for a single settlement date between the parties on November 23, 2006.  See Note 4 below.  The accrued net obligation due under the agreement, if any, is periodically recorded as a contingent liability and a corresponding loss on the activity.  The amount of the contingent liability due on the contract as of July 31, 2006 is $4,657,555.

Amortization of Deferred Compensation

The Company has issued stock and options, including below market options, for services since its inception as a means of financing development stage activities.  Although in most cases the period of service for shares and options issued during the year ended July 31, 2006 extends beyond the fiscal year end, the actual period of service is ultimately in doubt.  For this reason the Company expenses such services when the shares or options are issued. The total amount expensed in the year ended July 31, 2006 was $20,000.

Recently issued Financial Accounting Standards

In May 2005, the Financial Accounting Standard Board (the “FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  FASB No. 154 requires retrospective application for reporting a change in accounting principles unless such application is impracticable or unless transition requirements specific to a newly adopted accounting principle require otherwise.  SFAS No. 154 also requires the reporting of a correction of an error by restating previously issued financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. Management believes the adoption of this pronouncement will not have a material impact on our financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated financial statements and disclosures.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements.  SFAS No. 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, on a prospective basis.  We do not expect the adoption of  SFAS No. 157 to have a material effect on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both the income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB No. 108 is effective for years ending after November 15, 2006.   We are currently evaluating the impact of SAB No. 108 on our consolidated financial statements.

2. Convertible Loans

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

•

Interest:  The notes provide for simple interest payable on each note at the annual rate of 10%. The subscribers have the right from and after the date of the issuance of the notes until the notes are fully paid, to convert any outstanding and unpaid principal portion of each note, and accrued interest, at the election of such subscriber into fully paid and non-assessable shares of the Company's common stock.

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

The proceeds from the notes have been discounted for the relative fair value of the warrants, the discount, and beneficial conversion feature. All discounts will be amortized over the one-year life of the notes.  A summary of the notes is as follows:

Notes Payable

Face value	$800,000

Less: Relative fair value of:
Series A warrants	(223,669)
Series B warrants	(336,211)
beneficial conversion feature	(240,120)
Carrying amount of notes on February 17, 2006	$0
Amortization of discounts to July 31, 2006	312,952
Accelerated amortization of discounts to July 31, 2006	184,548
Conversions of note payable to July 31, 2006	(250,000)
Carrying amount of notes at July 31, 2006	$247,500

At July 31, 2006 $250,000 of the debentures had been converted into common shares.

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

Other Transactions – Related Party

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

On September 14, 2004 Ken Edge resigned as officer and director.  Under terms of the Company’s stock option plan, options held by employees expire if not exercised prior to termination of employment.  Mr. Edge did not exercise his option and his 1.2 million options expired on September 14, 2004.

On December 10, 2004 the Company issued options to acquire 2,310,000 common shares to a group including officers, directors, and employees.  The option price is $1.20, the market price of the stock on the date of issue.

On December 22, 2004 the Company terminated Mauro Scigliano’s employment.  Under terms of the Company’s stock option plan, options held by employees expire if not exercised prior to termination of employment.  Mr. Scigiano did not exercise his option and his 1.25 million options expired on December 22, 2004.

On March 1, 2005 two officers exercised options to acquire 341,440 shares for $.10 per share.  The options were exercised in exchange for $34,144 in accrued salary owed the officers.

In June 2005 an officer loaned the Company $94,000 to purchase an automobile and provide operating capital.  The loan is unsecured, payable on demand, and no interest is accruing. This note was paid off during the year ended July 31, 2006.

4.

Stock Transactions/Financing

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

During October 2002, 100,000 shares of the Company’s common stock were issued at $1.00 per share in exchange for a software package totaling $100,000, which was determined to be the fair value of the Company’s common stock on the date of issuance  On December 27, 2002, the Company rescinded the software purchase agreement, canceled the 100,000 shares of common stock, which had previously been issued, and returned the RAD Tool computer software to Iocene Technology Corporation.

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

In July 2003, through a private placement the Company issued equity units, each of which consisted of one share of the Company's common stock, one warrant to acquire one share of the Company's common stock at $.50 per share, with an exercise period which expires six months after the purchase, and one warrant to acquire one share of the Company's common stock at $1.50 per share, with an exercise period which expires 18 months after purchase. The Company refers to this as the “July 2003 Offering”.  As of July 31, 2003 a total of 46,667 equity units were sold at $1.50 per unit and resulted in the issuance of 46,667 shares of the Company's common stock with proceeds of $70,000.

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

In April 2004, 1,122,000 shares of the Company's common shares were issued to consultants in exchange for services totaling $ 1,166,250 based on the fair value of the Company's common stock on the dates of issuance.

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

On November 23, 2004 the Company entered into a private placement of the Company’s common stock.  Under terms of the agreement the Company sold five million shares of stock in exchange for $5 million in U.S. Treasury Bonds.  A security agreement covering the bonds was subsequently granted another party incidental to a separate transaction.  (See paragraph below).

On November 23, 2004 the Company entered into an equity swap transaction with Cogent Capital Corporation (Cogent).  Under terms of the agreement the Company paid Cogent $50,000 in cash, and agreed to pay an amount equal to the interest on $5 million, at LIBOR plus 1.25%, for the next 24 months.  In addition, the Company agreed to pay Cogent an amount equal to the decrease in value of four million shares of Aegis’ common stock below $1.00 per share, its fair market value at the date of the agreement.  Cogent agreed to pay the Company an amount equal to the increase in value of four million shares of Aegis’ common stock above $1.00 per share.  The agreement is for 24 months, and the settlement between the Company and Cogent is to be paid in cash at the termination of the agreement.  The Company’s potential obligation under the swap transaction is secured with U.S. Treasury Bonds received in a private placement of the Company’s stock (see paragraph above), including all interest earned on the bonds.  The Company also received from Cogent a call option on four million shares of Aegis’ common stock.  The option is callable only on November 23, 2006, for the market price on that date.

In January 2005 the Company granted an option to acquire 480,000 shares of the Company’s unrestricted common shares for $.10 a share to a consultant in exchange for future services totaling $744,000, based on $1.65 per share, which was the fair value of the Company’s common stock on the date of issuance.  The option was also exercised in January 2005 via a note for $48,000 payable 90 days from the date of issue.

In January 2005 the Company granted an option to acquire 115,000 shares of the Company’s unrestricted common shares for $.13 a share to a consultant in exchange for future services totaling $169,050, based on $1.60 per share, which was the fair value of the Company’s common stock on the date of issuance.

In January 2005 the Company granted an option to acquire 103,500 shares of the Company’s unrestricted common shares for $.13 a share to a consultant in exchange for future services totaling $133,515, based on $1.42 per share, which was the fair value of the Company’s common stock on the date of issuance.

In January 2005 a former consultant exercised his option to acquire 10,000 shares for $1.00 per share.

In January 2005, 260,000 shares of the Company's restricted common shares were issued to consultants in exchange for future services totaling $ 260,000, based on $1.00 per share, which was the fair value of the Company's common stock on the date of issuance.

In March 2005 the Company granted an option to acquire 770,000 shares of the Company’s unrestricted common shares for $.10 a share to a consultant in exchange for future services totaling $1,270,500, based on $1.75 per share, which was the fair value of the Company’s common stock on the date of issuance.  The option was also exercised in March 2005.

In March 2005 the Company granted an option to acquire 250,000 shares of the Company’s unrestricted common shares for $.15 a share to a consultant in exchange for future services totaling $252,500, based on $1.16 per share, which was the fair value of the Company’s common stock on the date of issuance.  All the options were exercised at the time of grant.

In April 2005 the Company granted an option to acquire 250,000 shares of the Company’s unrestricted common shares for $.10 a share to a consultant in exchange for future services totaling $300,000, based on $1.30 per share, which was the fair value of the Company’s common stock on the date of issuance.  All the options were exercised at the time of grant.

In April 2005 the Company granted an option to acquire 250,000 shares of the Company’s unrestricted common shares for $.10 a share to a consultant in exchange for future services totaling $262,500, based on $1.15 per share, which was the fair value of the Company’s common stock on the date of issuance.  All the options were exercised at the time of grant.

In April 2005 the Company granted an option to acquire 500,000 shares of the Company’s unrestricted common shares for $.10 a share to a consultant in exchange for future services totaling $550,000, based on $1.20 per share, which was the fair value of the Company’s common stock on the date of issuance.  The consultant elected to exercise 300,000 of the options at the time of grant.

In March 2005, 160,000 shares of the Company's restricted common shares were issued to consultants in exchange for future services totaling $ 160,000, based on $1.00 per share, which was the fair value of the Company's common stock on the date of issuance.

In June 2005 the Company granted an option to acquire 550,000 shares of the Company’s unrestricted common shares for $.10 a share to a consultant in exchange for future services totaling $484,000, based on $.98 per share, which was the fair value of the Company’s common stock on the date of issuance.  The options were also exercised in June 2005 via a note for $55,000 payable 90 days from the date of issue.

In June 2005, 50,000 shares of the Company's restricted common shares were issued to a consultant in exchange for future services totaling $ 50,000, based on $1.00 per share, which was the fair value of the Company's common stock on the date of issuance.

Year ended July 31, 2006

In November 2004, the Company authorized through a private placement the sale of 2,000,000 equity units for $1.00 per unit.  Each unit consists of one share of common stock and one warrant to purchase a share of common stock for $.50, with an exercise period that expires six months after the unit is purchased.  As of July 31, 2006 the Company has sold 1,626,632 units for a total of $559,150, and 44,250 of the warrants were exercised for a total of $22,125.  In addition, as of July 31, 2006 all 1,582,382 of the remaining warrants had expired.

		Weighted
		Average
		Exercise
	Warrants	Price

Outstanding at July 31, 2005	422,882	$0.50

November 2004 Offering
Granted	-	0.50
Exercised	-	0.50
Expired	(422,882)	0.50
Sub total	(422,882)	0.50

Granted to a consultant	1,000,000	0.30
Issued to convertible note holders	5,333,334	0.25
Issued to convertible note holders	5,333,334	0.60

Outstanding at July 31, 2006	11,666,668	0.41

In August 2005, 92,500 restricted shares of the Company's common shares were issued to three consultants in exchange for services totaling $ 77,700 based on $.84 per share, which was the fair value of the Company's restricted common stock on the date of issuance.

In August 2005, 52,200 restricted shares of the Company's common shares were issued to four consultants in exchange for services totaling $ 38,628 based on $.74 per share, which was the fair value of the Company's restricted common stock on the date of issuance.

In September 2005, the Company authorized through a private placement the sale of 150,000 shares of common stock for $.33 per share or $49,500.  All the shares were sold as of October 31, 2005.

In October 2005, 200,000 shares of the Company's restricted common shares were issued to a consultant in exchange for services totaling $ 20,000, based on $.10 per share, which was the fair value of the Company's common stock on the date of issuance.

In November 2005, the Company authorized through a private placement the sale of 3,000,000 shares of unrestricted common stock for $.1266 per share, which was the fair value of the Company’s stock on the date of issuance.  All the shares were sold as of January 31, 2006 for a total of $380,000.

On February 17, 2006, the Company issued convertible debentures with a face value of $800,000 (see Note 2 above).  The notes, along with accrued interest, are convertible into common shares at the holders’ option at $.15 per share.  As July 31, 2006 $240,000 of note principal and $6,581 of accrued interest had been converted into 1,643,874 shares of common stock.

In May 2006, 200,000 restricted shares of the Company's common shares were issued to a consultant in exchange for services totaling $ 42,000 based on $.21 per share, which was the fair value of the Company's restricted common stock on the date of issuance.

In June 2006, 150,000 restricted shares of the Company's common shares were issued to two consultants in exchange for services totaling $ 22,500 based on $.15 per share, which was the fair value of the Company's restricted common stock on the date of issuance.

The Company has reserved for future
issuance common stock as follows:	July 31,	July 31,
	2006	2005

Employee common stock options	2,578,560	5,926,790
Warrants	11,666,668	422,882
Convertible notes payable	11,200,000

Common stock reserved for future issuance	25,445,228	6,349,672

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

Prior to January 1, 2006 the Company elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees in accounting for its employee stock options. Accordingly, no compensation expense was recognized in the Company's financial statements related to options issued to employees because the exercise price of the Company's employee stock options equals the market price of the Company's common stock on the date of grant.

For options issued to consultants, pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company recorded compensation costs based on the fair value at the grant date for its stock options.

Effective January 1, 2006 the Company adopted the fair value recognition provisions of “Share Based Payment” (“FAS 123R”), using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 included compensation expense for stock-based compensation awards granted prior to, but not yet fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.

The following table summarizes information about stock options granted and outstanding at July 31, 2006 and July 31, 2005, and the changes during the years then ended.

		Weighted
		Average
		Exercise
	Options	Price

Outstanding at July 31, 2002	2,500,000	$0.16

Granted	2,545,000	0.71
Exercised	(225,000)	0.30
Canceled	(750,000)	0.23

Outstanding at July 31, 2003	4,070,000	$0.48

Exercisable at July 31, 2003	3,970,000	$0.47

Granted	2,450,000	3.05
Exercised	(270,000)	0.10
Exercised	(11,800)	1.00

Outstanding at July 31, 2004	6,238,200	$1.51

Exercisable at July 31, 2004	6,238,200	$1.51

Granted	2,310,000	1.20
Granted	218,500	0.13
Granted	2,800,000	0.10
Granted	250,000	0.15

Exercised (Grillo)	(20,000)	0.3
Exercised (Consultants)	(218,500)	0.13
Exercised (Consultants)	(2,941,440)	0.10
Exercised (Bean)	(10,000)	1.00
Exercised (Consultants)	(250,000)	0.15
Expired (Scigliano)	(1,250,000)	3.05
Expired (Edge)	(1,200,000)	3.05

Outstanding at July 31, 2005	5,926,760	$0.79

Exercisable at July 31, 2005	5,926,760	$0.79

Surrendered	(1,750,000)	1.20
Surrendered	(500,000)	1.10
Expired	(1,098,200)	0.87

Outstanding at July 31, 2006	2,578,560	$0.41

Exercisable at July 31, 2006	2,578,560	$0.41

The following table summarizes information about the exercise dates of stock options granted and outstanding at July 31, 2006.

	Number	Outstanding at
Date of Grant	of Options	July 31, 2006	Exercise Dates

Employees

April 1, 2002	1,500,000	888,560	January 2003 to January 2007
April 1, 2002	300,000	300,000	January 2003 to January 2007
May 1, 2002	250,000	250,000	January 2003 to January 2007
October 1, 2002	400,000	380,000	January 2003 to January 2007
January 1, 2005	2,310,000	560,000	January 2005 to January 2008

Non-Employees

May 1, 2005	500,000	200,000	May 2005 to May 2008

Total	5,260,000	2,578,560

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

In January 2005, the Company issued a consultant options to purchase 480,000 shares of its common stock for future services, exercisable at $.10 per share.  The options were immediately exercised in exchange for a note for $48,000.  The fair value of the common stock on the date of issuance was $1.65 per share. The total value of the future services amounted to $744,000, which was recognized as an expense.

In January 2005, the Company issued a consultant options to purchase 115,000 shares of its common stock for future services, exercisable at $.13 per share.  The options were immediately exercised.  The fair value of the common stock on the date of issuance was $1.60 per share. The total value of the future services amounted to $169,050, which was recognized as an expense.

In January 2005, the Company issued a consultant options to purchase 103,500 shares of its common stock for future services, exercisable at $.13 per share.  The options were immediately exercised.  The fair value of the common stock on the date of issuance was $1.42 per share. The total value of the future services amounted to $133,515, which was recognized as an expense.

In March 2005, the Company issued a consultant options to purchase 250,000 shares of its common stock for future services, exercisable at $.15 per share.  The options were immediately exercised.  The fair value of the common stock on the date of issuance was $1.16 per share. The total value of the future services amounted to $252,500, which was recognized as an expense.

In April 2005, the Company issued a consultant options to purchase 770,000 shares of its common stock for future services, exercisable at $.10 per share.  The options were immediately exercised.  The fair value of the common stock on the date of issuance was $1.75 per share. The total value of the future services amounted to $1,270,500, which was recognized as an expense.

In April 2005, the Company issued a consultant options to purchase 250,000 shares of its common stock for future services, exercisable at $.10 per share.  The options were immediately exercised.  The fair value of the common stock on the date of issuance was $1.30 per share. The total value of the future services amounted to $300,000, which was recognized as an expense.

In April 2005, the Company issued a consultant options to purchase 250,000 shares of its common stock for future services, exercisable at $.10 per share.  The options were immediately exercised.  The fair value of the common stock on the date of issuance was $1.15 per share. The total value of the future services amounted to $262,500, which was recognized as an expense.

In April 2005, the Company issued a consultant options to purchase 550,000 shares of its common stock for future services, exercisable at $.10 per share.  The options were immediately exercised in exchange for a note for $55,000.  The fair value of the common stock on the date of issuance was $.98 per share. The total value of the future services amounted to $484,000, which was recognized as an expense.

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

On March 1, 2004 the Company moved its corporate headquarters to Scottsdale, Arizona.  The Company signed a three-year lease calling for monthly payments of $4,963.13 beginning March 1, 2004. Rent expense for the years ended July 31, 2006 and 2005 were $59,558 and $77,558 respectively.

Total non-cancelable payments due under the two leases are as follows:

Fiscal year ended:

July 31, 2007	$34,742

Total	$34,742

6. Notes payable

On October 5, 2005 we borrowed $125,000 from Robert Drescher.  Terms of the note call for interest of 15% on the unpaid balance and repayment of the principal in 180 days.  We paid the interest on the original term of the note out of the proceeds.  This prepayment has been fully amortized at July 31, 2006.  At July 31, 2006 $108,300 of the principal remains outstanding.  The assets of the company secure the note.

7.

Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses since its inception in January 2002 and has no established sources of revenue. The net losses were $7,101,550, $6,917,537 and $24,543,631 for the years ended July 31, 2006 and July 31, 2005 and for the period from January 16, 2002 (inception) to July 31, 2006, respectively. Despite its negative cash flows from operations of $1,415,778, $1,684,240, and $5,168,771 for the years ended July 31, 2006 and July 31, 2005 and for the period from January 16, 2002 (inception) to July 31, 2006, respectively, the Company has been able to obtain additional operating capital through private funding sources. Management's plans include the continued development of the Company's SafetyNet products and a client awareness program that it believes will enhance its ability to generate revenues from the sale of the Company's products. The Company has relied upon equity funding and loans from shareholders since inception.

During the years ended July 31, 2006 and July 31, 2005, the Company financed its operations through private equity funding and loans from officers and others. The Company may offer shares of its common stock during the year ended July 31, 2007.  No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's securities and borrowing, or that the sale of the SafetyNet products will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Litigation

In September 2003, the Company filed a complaint in California Superior Court against two former officers of the Company and a related company (the "defendants"), alleging fraud, deceit, conspiracy, breach of contract and seeking rescission of agreements made in April and August 2002 and the return of the cancelled stock certificates representing 1,000,000 cancelled shares of the Company's common stock. In a preliminary ruling, the court ordered that the disputed stock certificates be held at two brokerage firms until the matter is resolved.  The parties are working on a stipulation to deposit the disputed share certificates with the court pending the final resolution of the matter.  If the Company prevails in this action, the stock will be considered cancelled. Until the court resolves this matter, the shares are included in common shares outstanding although the Company’s position is that the stock has been validly canceled.

The Company believed that if they brought suit against the defendants, a cross-complaint would be filed in retaliation. In October 2003, a cross complaint was filed alleging conversion, breach of duty to transfer securities, breach of contract, a derivative shareholder action for breach of directors and officers fiduciary duty, defamation, and unfair business practices. (See Note 8)

The Company intends to vigorously prosecute its complaint and defend the cross-complaint. In the event of an unfavorable outcome of the defense against the cross-complaint, the award of damages to defendants could be material. The Company does not have director and officer insurance or some other form of insurance covering the period that gave rise to these events. The Company believes that the merits of its case are substantial and that the Company will prevail in the matter. If the Company prevails in the pending litigation, there is the potential of a contingent gain of an amount not to exceed $10,000.

Distribution Agreement

On May 24, 2004 the Company entered into a distribution agreement with JAD Corporation of America (“JAD”) and received an initial $2.4 million purchase order for Radio Bridges.  On June 1, 2004 the Company received a first progress payment of $350,000 from JAD against the first units of the May 24, 2004 purchase order.  As of June 30, 2005, 52 units had been delivered to JAD.

8. Subsequent Events

On September 18, 2003, we filed a complaint in the Superior Court of the State of California, Orange County, Case No. 03CC11547, against two former employees, Eric Peacock ("Peacock"), Vernon M. Briggs III ("Briggs") and a corporation they own, Iocene Technology Corporation, a Nevada corporation ("Iocene), for, among other things, fraud, deceit, conspiracy, breach of contract and conversion.  On October 1, 2003, they filed a cross-complaint against the Company and its directors. After a trial in June 2006 a judgment was entered in favor of Aegis’ directors; neither Aegis nor the defendants prevailed on their respective causes of action, and no money judgment, attorneys’ fees or costs were awarded to any party.

In May 2004, we entered into a distribution agreement with JAD Corporation of America to serve as our domestic distributor based on JAD's representations to us that it had sufficient resources, manpower and expertise to market the RadioBridge™ product nationally. JAD's marketing efforts did not result in sales to end-users and we entered into discussions with JAD about reducing the size of the territory covered by the distribution agreement and amending other provisions of that agreement. On December 30, 2004, JAD notified us that it no longer wanted to be a distributor for our products and intended to rescind the distribution agreement by filing a complaint against us in Los Angeles County Superior Court, which included causes of action to terminate and rescind the distribution agreement, and for breach of contract. JAD's principal, Joseph Dussich, also appeared as a plaintiff in a separate cause of action in the complaint to rescind and terminate his consulting agreement with the Company. There were also additional causes of action arising from the business relationship between the parties. The parties have now agreed to settle the case, on the following terms: JAD will receive a refund of the $350,000 it paid for RadioBridges, pursuant to a payment plan; Aegis will cancel the 1.1 million shares of Aegis common stock issued to Dussich; JAD will return 51 RadioBridges it received to Aegis. In the event Aegis defaults on the payment terms and cannot cure the default, JAD will be entitled to collect on a money judgment for $500,000, minus any payments made.  $125,000 of the monies due under the payment agreement has already been paid.

In April 2005 we had a dispute with our former engineering firm, 3Netics. After we informed 3Netics that they would no longer be manufacturing the SafetyNet™ RadioBridge™ because we had replaced them with CirTran Corporation, 3Netics refused to provide us with parts inventory which we had paid for, and claimed that we owed them additional monies for those parts and engineering services which they had supplied in the prior year. 3Netics filed a complaint in Washington State to adjudicate these claims. We have entered into a settlement agreement by which we will pay 3Netics $35,000 pursuant to a payment plan, $20,000 of which has been paid. If we default on the payments, 3Netics can enter a judgment of $100,000 against Aegis, minus any payments made.

On October 27, 2006 we executed definitive agreements for the purchase by institutional investors of $1,000,000 of principal amount of 6% convertible secured promissory notes, maturing three years from the date of issuance. Investors initially purchased $500,000 of the notes.  Within two days of our subsequent registration statement being declared effective, the investors will purchase additional notes in the amount of $500,000.  The notes will be convertible at the investor’s option, into shares of our common stock.

To secure the investors’ obligations under the notes, we granted the investors a security interest in substantially all of our assets. The security interest granted terminates immediately upon payment or satisfaction of all of our obligations under the notes.

In connection with the issuance of the notes, we issued to the investors seven-year common stock purchase warrants to purchase 10,000,000 shares of our common stock.

The exercise price of the warrants is $0.10.  The warrants do not have registration rights.

On February 17, 2006, the Company issued convertible debentures with a face value of $800,000.  As of July 31, 2006 $250,000 of the notes had been converted into common stock.  Subsequent to July 31, 2006 another $50,000 of the notes were converted into common stock.

Holders of the notes issued February 17, 2006 have the right to “ratchet” down their conversion price to the lower of their original conversion price or the price of any subsequent financing.  As such their conversion price as of October 27, 2006 is $.05.

In September 2005 we arbitrated a dispute with Robert Alcaraz, a former employee. Prior to a final judgment in that matter the parties agreed that a negotiated compromise of this dispute was preferable to continuing the arbitration process.  The parties entered into a consulting contract for a one-year period pursuant to which Mr. Alcaraz provided his expertise in evaluating the company’s products. The parties further agreed that 650,000 shares of Aegis common stock (including exercisable options) previously issued to Mr. Alcaraz were cancelled. Aegis further agreed to reissue 800,000 shares of common stock to Mr. Alcaraz for the purchase price of $8,000, subject to the restrictions embodied in Rule 144. In consideration of the new restriction period on the stock, Aegis agreed that, if the closing price of the common stock is less than $.60 per share on the first business day following the restricted period, Mr.

Alcaraz shall be entitled to an additional cash payment from Aegis amounting to the difference between $.60 per share and the closing price value of the stock, up to a maximum of $500,000, payable within thirty days. As of the end of the restriction period in October 2006, the amount due Mr. Alcarez is $440,000.  The company also reimbursed Mr. Alcaraz for his costs and attorney’s fees in the arbitration. If we do not make the payments specified, Mr. Alcaraz can seek entry of judgment for all unpaid wages, consulting fees, arbitration expenses and attorneys’ fees that he sought in the original arbitration.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B except as follows:

Effective December 8, 2003, the Company decided to replace Kelly & Company, which audited the Company’s financial statements for the fiscal year ended July 31, 2003, with Hein & Associates, LLP to act as the Company’s independent auditors. The reports of Kelly & Company for that fiscal year did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. However, the report of Kelly & Company for that fiscal year was qualified with respect to uncertainty as to the Company’s ability to continue as a going concern. During that fiscal year and relevant interim periods there were no disagreements with Kelly & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Kelly & Company would have caused it to make reference to such disagreements in its reports.

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

Directors and Executive Officers

Our board of directors currently consists of three members.  There are no arrangements or understandings between any of the directors or any other persons pursuant to which any of the directors have been selected as directors, other than as described below. There are no “family relationships” among the directors, as that term is defined by the Securities and Exchange Commission. Set forth below is our current Board of Directors, including each member’s age and position with the Company.

Name	Age	Position
Eric D. Johnson	41	Chief Executive Officer and Director
Richard C. Reincke	49	President, Chief Operating Officer and Director
David Smith	54	Chief Financial Officer and Director
Douglas Kane	41	Executive Vice President

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

 RICHARD C. REINCKE.  Richard Reincke has been the company's Chief Operating Officer since its inception and became a director in July 2002. He assumed the title of President in September 2004. As President, Mr. Reincke is responsible for the day-to-day operations of the company including executing the company's business strategy, product distribution and service, and the development of new products and technologies. Mr. Reincke is actively involved with the homeland security community and has participated in a range of special training exercises with law enforcement, fire departments, National Guard Weapons of Mass Destruction (WMD) teams, corrections personnel and the National Institute of Justice/Office of Law Enforcement Technology Commercialization. He has also completed specialized instruction in WMD/Terrorism awareness for emergency responders from the National Emergency Response and Rescue Training Center. In February 2003, Mr. Reincke authored a special report to the Department of Homeland Security entitled Homeland Security: Information Sharing and Communication Interoperability for Our Nation's First Responders, a comprehensive assessment of technical and political problems which have contributed to the current deficiencies in emergency communications systems available to law enforcement, firefighters, and emergency medical technicians. Mr. Reincke has been the company's primary liaison with law enforcement, the military, and members of Congress, as well as the Department of Homeland Security and its constituent agencies, including the Federal Emergency Management Agency and the United States Coast Guard, in promoting the company's Aegis SafetyNet™™ technologies and products. Mr. Reincke was a National Merit

Scholar in 1975 and successfully completed training as an undergraduate at Marine Corps Officer Candidate School in Quantico, Virginia in 1976.

DAVID A. SMITH.  Mr. Smith is the company’s Chief Financial Officer. He has been working with the company since February 2003 to shape and manage the company's overall financial strategy and has extensive experience in working with growing technology companies. He is a 1975 graduate of Baylor University and has been a CPA for over 25 years. His experience includes working for the ''big five'' public accounting firm KPMG Peat Marwick in Houston, Texas. He was a founder and president of Smith, Goddard & Co., a public accounting firm which provided business planning and management consulting services to developmental stage information technology firms, including Telescan, a leader in the online financial services industry. In 1998, Mr. Smith sold his interest in Smith, Goddard & Co., and formed Office Network, Inc. (ONI), a firm specializing in the design, development and distribution of electronic commerce software. ONI produced The Electronic System for Purchasing (ESP), an e-commerce system, and SuperServer, a data warehouse solution. Charged with ONI's business development, Mr. Smith created and implemented a system for distributing ESP and SuperServer to Steelcase office furniture dealers and their Fortune 500 customers.

DOUGLAS KANE, Executive Vice President. Mr. Kane assumed the role of Executive Vice President of Aegis Assessments, Inc. in May 2006. As Executive Vice President, Mr. Kane is responsible for developing and implementing the sales and marketing strategy for the company. Mr. Kane brings many years of high-tech experience. Most recently, Mr. Kane was the CEO of InfoGlyph USA, Inc., an automated identification and data collection provider. Prior to InfoGlyph, Mr. Kane was instrumental in driving Aspect Development, Inc. from a start-up to one of the country's top 10 software companies; as reported in Forbes magazine in 1998. In 1996, Aspect had one of the top IPO's in the USA, and in 2000 the company was acquired by i2 Technologies in the largest software acquisition in history. Before joining Aspect, Mr. Kane was the top producing sales executive at ViewLogic Systems, Inc., an automated electrical design company, where he helped drive the company to a successful IPO in 1992. Previously, Mr. Kane was a Field Sales engineer for Intel and before entering the techology arena, played professional baseball in the Class A Califonia League. He earned a Bachelor of Science degree in electrical and computer engineering from the University of Illinois and an Master's of Business Administration from Northern Illinois University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. Executive officers, directors, and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us during the year ended July 31, 2006, we believe that during such year our executive officers, directors and 10% stockholders complied with all such filing requirements, except that one director, David Smith, has not filed his initial statement of ownership form.

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

Audit Committee Financial Expert

Until January 2006 our audit committee was headed by Michael McBride. Mr. McBride has since resigned as a director, and we are currently interviewing several new candidates for director and for this position on the audit committee. Our financial expert on the committee is David Smith.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation Summary

The following table sets forth the total compensation for the fiscal years ended July 31, 2006, July 31, 2005, and 2004 paid to or accrued for our chief executive officer and our three other executive officers who provided services to us at July 31, 2006.  Each of the following executive officers is referred to as a “Named Executive Officer.”

Name and Principal Position	Year	Annual Compensation			Long Term Compensation
		Salary ($)(1)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options/SARs (#)

Eric Johnson	2006	0			--
Chief Executive Officer	2005	34,485	–	–	700,000
	2004	129,580			__

Richard Reincke	2006	0	–	–	–
President and Chief	2005	24,200			300,000
Operating Officer	2004	109,100	–	–

David Smith	2006	0			__
Chief Operating Officer	2005	24,500			300,000
	2004	–	–	–	–

_____________

(1)

The fiscal year ended July 31, 2002 began at inception Jan. 16, 2002, however, the figures in chart reflect full 12 month compensation.

Option Grants in Last Fiscal Year

There were no options granted to Named Executive Officers during the fiscal year ended July 31, 2006.

Fiscal Year-End Option Values

The following table provides information on the value of each of our Named Executive Officer’s unexercised options at July 31, 2006.

FISCAL YEAR END OPTION VALUES

Name	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#) Exercisable Unexercisable		Value of Unexercised In-the Money Options at Fiscal Year-End($)(1) Exercisable Unexercisable
Eric Johnson	788,240	–	$4,882.40	$0.00
Richard Reincke	650,320	–	$4,003.20	$0.00
David Smith	--	--	$0.00	$0.00

_____________

(1)

Calculated based upon the closing price of our common stock as reported on the Over-the-Counter Bulletin Board on July 31, 2006 of $0.09 per share, less the per share exercise price, multiplied by the number of shares underlying such options.  Options are considered “in the money” if the fair market value of the underlying securities exceeds the exercise price of the options.

Compensation of Directors

On December 10, 2004, each of our directors received an option to purchase 150,000 shares of the company’s common stock at an exercise price of $1.20 per share with an exercise period that began January 1, 2005 and terminated two years thereafter. The option agreement also provided that, unless each director obtains the written consent of the company’s board of directors, he will, for a period of one year, or until the company’s commons stock is listed on the American Stock Exchange, he will not sell any securities acquired through the exercise of the option at any time during the exercise period in excess of one thousand shares during any calendar month.

For information concerning employment contracts involving the Named Executive Officers See Item 12. Certain Relationships and Related Transactions.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of November 1, 2006, with respect to (i) each person known to the Company to be the beneficial owner of more than 5% of the Company’s common stock; (ii) each Named Executive Officer; (iii) each director of the Company; and (iv) all Named Executive Officers and directors of the Company as a group. The information as to beneficial ownership was furnished to us by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 7975 N. Hayden Road, Suite D363, Scottsdale, AZ 85258.

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

Name	Shares Beneficially Owned	Percentage of Shares Outstanding (1)

Eric Johnson	4,468,500	11.5%
Richard Reincke	1,555,700	4.0%
David A. Smith	955,000	2.5%

All executive officers and directors as a group (3 persons).	6,979,200	18.0%

________________

(1)

Based on approximately 38,716,079 shares outstanding as of November 5, 2006. A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.

Equity Compensation Plan Information

We maintain the Aegis Assessments, Inc. 2002 Stock Option Plan pursuant to which we may grant equity awards to eligible persons.  The following table gives information about equity awards under the Company’s 2002 Plan.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)(2)	2,578,560	$0.41	7,421,440
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	2,578,560	$0.41	7,421,440

1

The 2002 Stock Plan was approved by written consent of a majority of the Company’s stockholders on April 19, 2002 by an action by written consent in lieu of a meeting.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreements with Executive Officers and Directors

We have entered into the employment or consulting agreements with the following executive officers and directors: Eric Johnson, Richard Reincke and David A. Smith. The agreements with our executive officers and directors have expired and we have not executed any amendments, extensions or new agreements with these individuals, although they continue to provide their services to us.  Each of these agreements has been filed with the Securities and Exchange Commission as an exhibit to our periodic filings and is incorporated herein by reference.  See Item 13.  Exhibits for an explanation of where copies of these agreements may be found.

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

In May 2006 an officer loaned the Company $16,000 to pay operating expenses.

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

Transactions with Promoters

In February 2002, we issued 10,000,000 shares of our common stock to our founders in exchange for services related to our incorporation and initial business activities. In July 2002, our board of directors determined that we had not received consideration for the issuance of 1,650,000 of those shares of our common stock, and we canceled those shares, leaving 8,350,000 common shares issued to founders, valued at $8,350. The founders’ shares were valued at par value, or $.001 per share, which represented the fair market value of our stock on the date of issuance.

The following individuals were issued founders’ shares for the services indicated:

•

Eric Johnson, our president and chief executive officer, received 3,550,000 shares of our common stock for initial capitalization and services related to our incorporation. Specifically, Mr. Johnson assisted in the initial incorporation and helped formulate our business plan. His shares were valued at $.001 per share.

•

Mr. King, a former member of our board of directors, received 3,405,000 shares of our common stock for services related to our initial incorporation including assisting in the formulation of our business plan and product development. His shares were valued at $.001 per share.

•

Mr. Reincke, our president and chief operating officer, received 800,000 shares of our common stock for services related to our initial incorporation including assisting in the filing documents related to our incorporation, general office duties, and formulation of our business and marketing plans. His shares were valued at $.001 per share.

•

Mr. Farquhar, a consultant, received 500,000 shares of our common stock for his services related to incorporation, including the formulation of our marketing plans and the determination of our initial start-up costs. His shares were valued at $.001 per share.

•

Robin J. Gamma was issued 20,000 shares of our common stock for secretarial and administrative services performed during our inception.

•

Corree Larsen was issued 20,000 shares of our common stock for secretarial and administrative services performed during our inception.

•

Richard Kitynsky was issued 50,000 shares of our common stock for helping to formulate our business plan and provided expertise relating to vulnerability assessments and military communications which helped in product development.

•

Daniel Hiliker was issued 5,000 shares of our common stock for software development services performed during our inception.

ITEM 13. EXHIBITS

(a) The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit Number	Description	Previously Filed as Exhibit	File Number	Date Previously Filed

3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2	333-100462	10/9/02

3.2	Bylaws	Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2	333-100462	10/9/02

10.1	Aegis Assessments, Inc. 2002 Stock Plan	Exhibit 10.8 to the Registrant’s Registration Statement on Form SB-2	333-100462	10/9/02

10.2	Office Building Lease, dated January 29, 2004, by and between the Registrant and Gainey Ranch Financial Limited Partnership LLP for Scottsdale Headquarters	Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the period ended July 31, 2004	000-50213	11/12/2004

10.3	Employment Agreement, dated as of April 1, 2002, between the Registrant and Eric Johnson concerning his employment as Chief Executive Officer	Exhibit 10.1 to the Registrant’s Registration Statement on Form SB-2	333-100462	10/9/02

10.4	Addendum to Employment Agreement for Chief Executive Officer, dated as of March 28, 2003, between the Registrant and Eric Johnson	Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8	333-104658	4/22/03

10.5	Employment Agreement, dated as of May 1, 2002, between the Registrant and Richard Reincke concerning his employment as Chief Operating Officer	Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2	333-100462	10/9/02

10.6	Addendum to Employment Agreement for Chief Operating Officer, dated as of March 28, 2003, between the Registrant and Richard Reincke	Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8	333-104658	4/22/03

10.7	Consulting Agreement, dated as of June 25, 2003, between the Registrant and David Smith for CFO-related Services	Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8	333-108487	9/4/03

10.8	Consulting Agreement, dated as of April 2, 2004, by and between the Registrant and Michael McBride	Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended July 31, 2004	000-50213	11/12/2004
10.9	Form of Secured Promissory Note	Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2 filed April 3, 2006	333-132942	4/3/2006
10.10	Form of Class A Common Stock Purchase Warrant	Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 filed April 3, 2006	333-132942	4/3/2006
10.11	Form of Class B Common Stock Purchase Warrant	Exhibit 4.3 to the Registrant’s Registration Statement on Form SB-2 filed April 3, 2006	333-132942	4/3/2006
10.12	Subscription Agreement	Exhibit 10.12 to the Registrant’s Registration Statement on Form SB-2 filed April 3, 2006	333-132942	4/3/2006
10.13	Amendment to Transaction Documents Agreement	Exhibit 10.13 to the Registrant’s Registration Statement on Form SB-2 filed April 3, 2006	333-132942	4/3/2006
10.14	Security Agreement	Exhibit 10.14 to the Registrant’s Registration Statement on Form SB-2 filed April 3, 2006	333-132942	4/3/2006
10.15	Funds Escrow Agreement	Exhibit 10.15 to the Registrant’s Registration Statement on Form SB-2 filed April 3, 2006	333-132942	4/3/2006
10.16	Collateral Agent Agreement	Exhibit 10.16 to the Registrant’s Registration Statement on Form SB-2 filed April 3, 2006	333-132942	4/3/2006

23	Consent of Mantyla McReynolds LLC	Attached
31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred fees of $26,656 from Mantyla McReynolds for the audit of our annual financial statements for the fiscal year ending July 31, 2006.

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

1

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 14, 2006	By:	/s/ Eric Johnson
Eric Johnson
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric Johnson	Chief Executive Officer and Director	November 14, 2006
Eric Johnson	(Principal Executive Officer)

/s/ David Smith	Chief Financial Officer and Director	November 14, 2006
David Smith	(Principal Financial Officer and Principal Accounting Officer)

/s/ Richard Reincke	President, Secretary and Director	November 14, 2006
Richard Reincke

2