Form 10QSB
period 2006-10-31
AEGIS ASSESSMENTS INC
filed 2006-12-20
CIK 1183075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark  One)

[X ]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934   For  the  quarterly  period  ended October 31, 2006

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT For the transition period from __________ to _____________

Commission file number 000-50213

AEGIS ASSESSMENTS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	72-1525702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of the issuer’s common equity outstanding as of December 5, 2006 was approximately 40,000,000 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (Check one): Yes [X]    No [  ]

INDEX TO FORM 10-QSB FILING

FOR THE PERIOD ENDED OCTOBER 31, 2006

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements
	Balance Sheet as of October 31, 2006	1
	Statements of Operations
	for the three month periods ended October 31, 2006 and October 31, 2005	2
	Statements of Cash Flows
	for the three month periods ended October 31, 2006 and October 31, 2005	3
	Notes to the Financial Statements	5

Item 2.	Management's Discussion and Analysis	10

Item 3.	Controls and Procedures	18

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 2	Changes in Securities	19
Item 6.	Exhibits and Reports on Form 8-K	20
	SIGNATURE	22

PART I- FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

Aegis Assessments, Inc.

(A Development Stage Company)

Condensed Balance Sheet

October 31, 2006

(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$307,434
Inventory	145,615
Total Current Assets	453,049

Property and equipment, net of accumulated
depreciation of $151,126 at October 31, 2006	118,905
U.S. Treasury Bonds - Restricted	5,001,126
Other Assets	7,616
Total Assets	$5,580,696
Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$496,020
Accrued Payroll	187,366
Deferred Revenue	357,000
Notes payable	250,950
Convertible debentures	351,826
Derivative Liability	500,000
Accrued expenses	39,809
Advance related party	3,750
Total Current Liabilities	2,186,721
Commitments and contingencies
Contingent loss on derivative and equity swap	4,855,136
Contingent loss on consulting contract settlement	440,000

Series A 8% convertible preferred stock $.001 par
value; 200,000 shares authorized.
Shareholders' equity (deficit):
Preferred stock, $.001 par value, 10,000,000 shares
authorized for issuance in one or more series.
Common stock, $.001 par value; 100,000,000 shares
authorized; 36,161,260 shares issued and outstanding
at October 31, 2006	36,161
Additional paid-in capital	23,947,760
Stock subscription receivable – related party	(67,500)
Stock subscription receivable	(103,015)
Unrealized loss on marketable securities	(22,395)
Deficit accumulated during the development stage	(25,692,172)
Total shareholders' equity (deficit)	(1,901,161)
Total liabilities and shareholders' equity (deficit)	$5,580,696

The accompanying notes are an integral part of the condensed financial statements

Aegis Assessments, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
				For the period from
	For the three		For the three	January 16,2002
	months ended		months ended	(inception) to
	October 31,2006		October 31,2005	October 31,2006
	(Unaudited)		(Unaudited)	(Unaudited)

Revenue				$70,992
Operating expense
Cost of equipment sold				$35,100
General and administrative expenses - other	$326,520		$419,871	$19,064,939
Loss on impaired assets				$348,390
Consulting fees - related party				$287,065
Total Operating expenses	$326,520		$419,871	$19,735,494
Interest expense	$184,440	$		$731,734
(Gain) Loss on interest rate derivative swap	$(2,419)		$19,564	$105,136
Loss on equity swap	200,000		3,000,000	$4,750,000
Loss on consulting contract settlement	440,000			$440,000
				0
Loss before provision for income taxes	(1,148,541)		(3,439,435)	(25,691,372)
Provision for income taxes				800
Net loss	$(1,148,541)		$(3,439,435)	$(25,692,172)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities			(4,678)	$(22,395)
Total comprehensive loss	$(1,148,541)		$(3,444,113)	$(25,714,567)
Net loss available to common shareholders
per common share - basic and diluted	$(0.03)		$(0.12)	$(1.29)
Weighted average common shares - basic
and diluted	35,715,974		28,866,083	19,863,890

The accompanying notes are an integral part of the financial statements

Aegis Assessments, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			For the period from
	For the three	For the three	January 16,2002
	months ended	months ended	(inception) to
	October 31,2006	October 31,2005	October 31,2006
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,148,541)	$(3,439,435)	$(25,692,172)
Adjustments to reconcile net
loss to net cash used in operating
activities:
Non-cash items included in the net
loss:
Depreciation	17,487	19,272	189,041
Amortization and expenses related to
stock and stock options		20,000	13,065,454
Amortization of the fair value of conversion
rights and warrants related to notes payable	154,326		651,826
(Gain) Loss on interest rate derivative swap	(2,419)	19,563	105,136
Loss on equity swap	200,000	3,000,000	4,750,000
Loss on consulting contract settlement	440,000		440,000
The intrinsic value of non-detachable
conversion rights of the Series A 8%
preferred stock			9,800
Issuance of stock for payment of interest			3,266
Loss on impaired assets			348,390
Change in Assets
Accounts Receivable			-
Inventory	(39,115)		(443,603)
Other Assets			(7,616)
Advance		(1,750)
Prepaid Expense		(18,072)
	-		-
Change in Liabilities:
Accrued payroll	36,838	27,468	187,366
Accounts payable	9,227	74,231	496,020
Deferred Revenue			357,000
Accrued expenses	685		39,809
Net cash used in operating activities	$(331,512)	$(298,723)	$(5,500,283)
(continued)

The accompanying notes are an integral part of the financial statements

Aegis Assessments, Inc.
(A Development Stage Company)
Statements of Cash Flows
			For the period from
	For the three	For the three	January 16,2002
	months ended	months ended	(inception) to
	October 31,2006	October 31,2005	October 31,2006
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows used in investing activities:
Payments to acquire property
and equipment			$(358,348)
Net cash flows used in investing activities	-	-	(358,348)
Cash flows provided by financing activities:
Proceeds from issuance of preferred stock	-		90,100
Proceeds from issuance of common
stock - related party			22,500
Proceeds from issuance of common stock	2,778	185,485	3,587,216
Proceeds from exercise of warrants			630,405
Proceeds from exercise of options			237,144
Proceeds from issuance of debentures	500,000		1,317,000
Proceeds from notes payable and
advances - related parties	3,750		20,750
			0
Stock subscription receivable	-		10,000
Advances from officers			0
Note Payable - officer		(59,697)	0
Note Payable - proceeds	127,650	125,000	267,650
Note Payable - payments			(16,700)
Net cash provided by financing activities	634,178	250,788	6,166,065
Net increase in cash and cash equivalents	302,666	(47,935)	307,434
Cash and cash equivalents, beginning of period	4,768	55,508	-

Cash and cash equivalents, end of period	$307,434	$7,573	$307,434
Supplemental Disclosure of Non-Cash Investing
and Financing Activities
Exercise of options applied against notes			$17,000
Payment of accounts payable with stock			12,025
Conversion of preferred stock to common
stock			27,500
Issuance of common stock for services		$20,000	$12,884,625
Issuance of stock for note – related party			67,500
Issuance of stock for notes			133,000

The accompanying notes are an integral part of the condensed financial statements

Aegis Assessments, Inc.

(A Development Stage Company)

Notes to Financial Statements

For The Three Months Ended October 31, 2006 (Unaudited) and October 31, 2005 (Unaudited), For The Period January 16, 2002 (inception) Through October 31, 2006

____________________________________________________________________________________

1.

Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America.  In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of October 31, 2006.  There has not been any change in the significant accounting policies of Aegis Assessments, Inc. (“The Company”), for the periods presented.  The results of operations for the three months ended October 31, 2006 and 2005 are not necessarily indicative of the results for a full year period.  It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended July 31, 2006 filed with the Securities and Exchange Commission (the “SEC”).

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim period financial information, which contemplate continuation of Aegis Assessments, Inc. (a Development Stage Company) as a going concern.  However, the Company is subject to the risks and uncertainties associated with a new business, has no established source of revenue, and has limited sources of equity capital.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

There was no stock-based compensation for the quarters ended October 31, 2006 and October 31, 2005.

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

There is no impact to the Financial Statements for the quarter ended October 31, 2006 as a result of adopting FAS 123R when compared to the results had the Company continued to account for stock-based compensation under APB 25. There is no impact on both basic and diluted net loss per share for the quarter ended October 31, 2006. As of October 31, 2006 the Company had no unvested options.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements.  SFAS No. 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, on a prospective basis.    We are currently evaluating the impact of SFAS No. 157 on our financial statements.

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

3.

Stock Transactions

Common Stock

On February 17, 2006, the Company issued convertible debentures with a face value of $800,000 (see Note 3 below).  The notes, along with accrued interest, are convertible into common shares at the holders’ option at $.15 per share.  However, this conversion price is reduced to the level of any future financing if such financing is at a lower share price.  As October 31, 2006 $300,000 of note principal and $9,698 of accrued interest had been converted into 2,699,460 shares of common stock.  Of these amounts, $50,000 of note principal and $2,778 of accrued interest were converted into 1,055,586 common shares in the three months ended October 31, 2006..

4.

Convertible Debentures

February 2006 Debentures

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

•

Interest:  The notes provide for simple interest payable on each note at the annual rate of 10%. The subscribers have the right from and after the date of the issuance of the notes until the notes are fully paid, to convert any outstanding and unpaid principal portion of each note, and accrued interest, at the election of such subscriber into fully paid and non-assessable shares of the shares of the Company's common stock .

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

The proceeds from the notes have been discounted for the relative fair value of the warrants, the discount, and beneficial conversion feature. All discounts will be amortized over the one-year life of the notes.  A summary of the notes is as follows:

Notes Payable
Face value	$800,000
Less: Relative fair value of:
Series A warrants	(223,669)
Series B warrants	(336,211)
beneficial conversion feature	(240,120)
Carrying amount of notes on February 17, 2006	$0
Amortization of discounts to October 31, 2006	650,000
Conversions of notes payable	(300,000)
Carrying amount of notes at October 31, 2006	$350,000

As of October 31, 2006 holders of $300,000 of the debentures had converted their notes into common shares.

October 2006 Debentures

On October 27, 2006 we executed definitive agreements for the purchase by institutional investors of $1,000,000 of principal amount of 6% convertible secured promissory notes, maturing three years from the date of issuance. Investors initially purchased $500,000 of the notes. Within two days of our subsequent registration statement being declared effective, the investors will purchase additional notes in the amount of $500,000.  The notes will be convertible at the investor’s option, into shares of our common stock.  The notes are convertible at a fixed discount to the market price of our shares, and the amount of notes that may be converted during any month is limited.

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

Consistent with the applicable authoritative literature, including FAS 133 and EITF 00-19, we accounted for the transaction by separately recording the fair value of the conversion feature, and warrants, and by recording the notes as derivative liabilities.

Notes Payable
Face value	$500,000
Less: Relative fair value of:
Warrants	(121,640)
Beneficial conversion feature	(378,360)
Carrying amount of notes on October 27, 2006	$0
Amortization of discounts to October 31, 2006	1,826
Carrying amount of notes at April 30, 2006	$1,826

As of October 31, 2006 none of the notes had been converted into common shares.

5.

Settlement of Consulting Contract

In September 2005 we arbitrated a dispute with Robert Alcaraz, a former employee. Prior to a final judgment in that matter the parties agreed that a negotiated compromise of this dispute was preferable to continuing the arbitration process.  The parties entered into a consulting contract for a one-year period pursuant to which Mr. Alcaraz provided his expertise in evaluating the company’s products. In September 2006 we made the final payment under this contract.  The company also reimbursed Mr. Alcaraz for his costs and attorney’s fees in the arbitration.

The parties further agreed that 650,000 shares of Aegis common stock (including exercisable options) previously issued to Mr. Alcaraz were cancelled. Aegis further agreed to reissue 800,000 shares of common stock to Mr. Alcaraz for the purchase price of $8,000, subject to the restrictions embodied in Rule 144. In consideration of the new one year restriction period on the stock, Aegis agreed that, if the closing price of the common stock is less than $.60 per share on the first business day following the restricted period, Mr. Alcaraz shall be entitled to an additional cash payment from Aegis amounting to the difference between $.60 per share and the closing price value of the stock, but not to exceed a total of $500,000.  This amount is payable within thirty days.

If we do not make the payments specified, Mr. Alcaraz can seek entry of judgment for all unpaid wages, consulting fees, arbitration expenses and attorneys’ fees that he sought in the original arbitration.

On October 31, 2006 Aegis’s common stock closed trading at $.05.  As of October 31, 2006 Mr. Alcaraz had not made a demand for payment under the stock price provision of the agreement.  We are currently negotiating with Mr. Alcaraz to alter the payment terms under the agreement relative to our stock price.  At October 31, 2006 we recorded a contingent liability and corresponding loss of $440,000 with respect to this agreement.

6.

Liquidity and Going Concern

The Company has incurred net losses since its inception in January 2002 and has no established sources of revenue. The net losses were $1,148,541, $3,439,435 and $25,692,172 for the quarters ended October 31, 2006 and October 31, 2005 and for the period from January 16, 2002 (inception) to October 31, 2006, respectively. Despite its negative cash flows from operations of $331,512, $298,723, and $5,500,283 for the quarters ended October 31, 2006 and October 31, 2005 and for the period from January 16, 2002 (inception) to October 31, 2006, respectively, the Company has been able to obtain additional operating capital through private funding sources. Management's plans include the continued development of the Company's SafetyNet products and a client awareness program that it believes will enhance its ability to generate revenues from the sale of the Company's products. The Company has relied upon equity funding and loans from shareholders since inception.

During the quarter ended October 31, 2006, the Company financed its operations through private equity funding and loans from officers and others. The Company may offer shares of its common stock during the year ended July 31, 2007.  No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's securities and borrowing, or that the sale of the SafetyNet products will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

7.

Related Party Transaction

On October 3, 2006 an officer and director advanced the Company $3,750 to meet certain short term obligations.  The advance is unsecured, and is repayable on demand from available funds.

8.

Loans Payable

On August 21, 2006 three investors loaned the Company a total of $127,650, including an original issue discount of $16,650.  The loan is for 60 days, and is unsecured.  In addition to the original issue discount, legal and other expenses of $14,012 were withheld from the funding, for net proceeds to the Company of $96,988.  The loan was still outstanding at October 31, 2006.

9.

Subsequent Events

On February 17, 2006, the Company issued convertible debentures with a face value of $800,000. As of October 31, 2006 holders of $300,000 of the debentures had converted their notes into common shares.  Subsequent to October 31, 2006 holders of $46,600 in note principal and another $7,864 in accrued interest converted these into a total of 5,611,599 shares.

On August 21, 2006 three investors loaned the Company a total of $127,650, including an original issue discount of $16,650.  The loan was for 60 days, and is unsecured.  In addition to the original issue discount, legal and other expenses of $14,012 were withheld from the funding, for net proceeds to the Company of $96,988.  The loan was still outstanding at October 31, 2006.  With a payment of $37,000 on November 9, 2006 the Company paid off one of the three investors.  The remaining two investors elected to combine their notes with the outstanding balance of convertible notes dated February 17, 2006.

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the period ended October 31, 2006, this “Management’s Discussion and Analysis” should be read in conjunction with the Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report.  The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

Forward Looking Statements

This portion of this Quarterly Report on Form 10-QSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to the Company's expectation that it will begin generating significant revenues from the sale of its products rather than from equity or debt financings. Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to (i) market acceptance of our products; (ii) establishment and expansion of our direct and indirect distribution channels; (iii) attracting and retaining the endorsement of key opinion-leaders in the law enforcement, fire, rescue and other emergency response communities; (iv) the level of product technology and price competition for our products; (v) the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; (vi) potential delays fulfilling orders; (vii) risks associated with rapid technological change and execution and implementation risks of new technology; (viii) new product introduction risks; (ix) ramping manufacturing production to meet demand; (x) future potential litigation resulting from alleged product related injuries; (xi) potential fluctuations in quarterly operating results; (xii) financial and budgetary constraints of prospects and customers; (xiii) fluctuations in component pricing; (xiv) adoption of new or changes in accounting policies and practices, including pronouncements promulgated by standard setting bodies; (xv) changes in legislation and governmental regulation; (xvi) publicity that may adversely impact our business and/or industry; and (xvii) the other risks and uncertainties set forth below under those identified in the section below titled "Risk Factors," as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Executive Overview.

Although we are presently contemplating manufacturing additional public safety products, the only product we currently sell and have manufactured is the SafetyNet RadioBridge™, a portable device which allows most two-way radios to be interconnected regardless of the radio’s frequency, modulation or encryption scheme. Our contract manufacturer, CirTran Corporation, is currently producing a run of 20 of our new version RadioBridge units. As part of our manufacturing process, we worked with EMI Solutions, Inc., headquartered in Irvine, California, and Alden Products, a major manufacturer, to develop a filtered connector to be used in the RadioBridge. Alden is now contemplating adding this connector to its medical, commercial, aerospace and military product lines.

Distribution and Sales.

A limiting factor for the sale of our RadioBridge product has been the time-consuming process associated with government purchasing cycles and procurement practices of our products’ end-users.  We have continued to work with our distributor, Quala-tel Enterprises, and have participated in numerous demonstrations to customers throughout the United States, as well as trade shows. We have also continued to work with James Lee Witt Associates, LLC to assist the company with strategic advisory services and help introduce our products to public safety and emergency services organizations.  During the last fiscal quarter we received orders for RadioBridges from agencies such as the United States Postal Inspection Service and the Los Angeles County Metropolitan Transit Authority (LACMTA).

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

Results of Operations

We have incurred losses since our inception in 2002 and have relied on the sale of our equity securities and on loans from our officers and shareholders to fund our operations. However, we have begun filling purchase orders for our RadioBridge product and we will record revenues as we deliver RadioBridges to our customers.

There were no revenues for the three-month periods ended October 31, 2006 and 2005.

Our general and administrative expenses other than for related parties for the three-month period ended October 31, 2006 were $326,520, as compared to $419,871 for the comparable period during the prior year. Our operating expenses have decreased as a result of reduction in equity-based compensation paid to employees, outside consultants, and business partners.

Now that we have a finished product ready for delivery to end-users, our marketing activities have increased significantly, and we are incurring increased marketing costs, including costs associated with demonstrating our products to public safety agencies and government officials, major law enforcement officials, fire department officials and federal agencies. We have also incurred increased costs associated with the design, preparation, and printing of marketing and product informational material, courier costs and mailing costs. Moreover, we continue to incur legal and accounting expenses and other expenses incidental to our reporting obligations as a public company and to the increase in our requirements for transactional legal and accounting services.

Our loss before provision for income taxes was $1,148,541 for the three-month period ended October 31, 2006, as compared to $3,439,435 for the same period for the prior year. Our net loss for the three-month period ended October 31, 2006 after provision for income taxes was $1,148,541, as compared to $3,439,435 for the comparable period for the prior year. The decrease was the result primarily of a decrease in the equity-based compensation paid to employees, outside consultants, and business partners.

Liquidity and Capital Resources

At October 31, 2006, we had $307,434 in cash, as compared with $7,573 in cash during the equivalent period ended October 31, 2005.  The increase is due primarily to the funding of convertible debentures on October 27, 2006.

At October 31, 2006 we had accrued payroll liability of $187,366, as compared with $100,683 at October 31, 2005. The increase is attributed to an increase in accrued salary owed officers and directors. Accounts payable and deferred revenue totaled $853,020 at October 31, 2006, as compared to $592,015 at October 31, 2005.  Notes payable and Advances totaled $1,106,526 at October 31, 2006, including $3,750 from an officer and director.  This compares to $159,303 in notes payable at October 31, 2005.  These increases were due to increased costs of operations.

We held property and equipment at October 31, 2006, which was valued, net of depreciation of $151,126, at $118,905, as compared with property valued, net of depreciation of $108,323, at $213,357 at October 31, 2005. The decrease is attributed to the write-off of abandoned assets prior to July 31, 2006, and to periodic charges to depreciation expense.  Our total assets at October 31, 2006 were $5,580,696, as compared with $5,595,343 at October 31, 2005.

We believe we have sufficient funds currently available to satisfy our cash requirements for the next 3 months. We also anticipate increased revenues from the sale of RadioBridges during the next 12 months, but it is difficult to project a sales timeline because we believe significant sales are dependent on public safety end-users acquisition practices and our establishment of a customer support infrastructure to support such sales. We believe our relationship with Quala-tel Enterprises, our distributor, will increase our sales volume and decrease these procurement time cycles.

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  To date, we have relied primarily on loans from shareholders and officers, the sale of our equity securities, debt financing, and limited revenues to fund our operations.  We have incurred losses since our inception and we continue to incur legal, accounting, and other business and administrative expenses.  Our auditor has therefore recognized that there is substantial doubt about our ability to continue as a going concern.

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

Our business and results of operations will be materially and adversely affected if a substantial number of law enforcement, fire, rescue, other emergency response and public safety agencies do not purchase our RadioBridge product. In addition, we may not be able to expand sales of additional public safety products we are developing into other markets if our products are not widely accepted by these agencies or markets.  This also would have an adverse affect on our business and results of operations.

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

Our distribution strategy is to support our current distributor, Quala-tel Enterprises, and also to continue to make direct sales to government end-users. Our inability to successfully sell our products through our distributor or our inability to retain other distributors, dealers, and sales representatives who can successfully sell our products would adversely affect our sales.  In addition, if we do not competitively price our products, meet the requirements of our end-users, provide adequate marketing support, or comply with the terms of our distribution arrangement, our distributor may fail to aggressively market our products or may terminate its relationship with us.  These developments would likely have a material adverse effect on our sales. Our reliance on others to sell our products also makes it more difficult to predict our revenues, cash flow and operating results.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Act’), beginning with our Annual Report on Form 10-KSB for the fiscal year ending July 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

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

Our common stock is subject to the “penny stock” rules as promulgated under the Exchange Act.

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

The evaluation of our disclosure controls by our principal executive officer and principal financial officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including our chief executive officer and president, and our chief financial officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

In September 2005 we arbitrated a dispute with Robert Alcaraz, a former employee. Prior to a final judgment in that matter the parties agreed that a negotiated compromise of this dispute was preferable to continuing the arbitration process.  The parties entered into a consulting contract for a one-year period pursuant to which Mr. Alcaraz provided his expertise in evaluating the company’s products. The parties further agreed that 650,000 shares of Aegis common stock (including exercisable options) previously issued to Mr. Alcaraz were cancelled. Aegis further agreed to reissue 800,000 shares of common stock to Mr. Alcaraz for the purchase price of $8,000, subject to the restrictions embodied in Rule 144. In consideration of the new restriction period on the stock, Aegis agreed that, if the closing price of the common stock was less than $.60 per share on the first business day following the restricted period, Mr. Alcaraz is entitled to an additional cash payment from Aegis amounting to the difference between $.60 per share and the closing price value of the stock, payable within thirty days. On the first business day following the restricted period, the closing price of Aegis’ common stock was $0.05.  Mr. Alcaraz has made a demand for approximately $440,000., which the company is unable to pay. If we are unable to agree to an arrangement with Mr. Alcaraz to satisfy this obligation, Mr. Alcaraz can seek entry of judgment for all unpaid wages, consulting fees, arbitration expenses and attorneys’ fees that he sought in the original arbitration.

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

On October 27, 2006, we executed definitive agreements for the purchase by institutional, accredited investors for $1,000,000 of principal amount of 6% convertible secured promissory notes of the company, maturing three years from the date of issuance. As of the date of this Quarterly Report, the investors had purchased notes in the amount of $500,000.  We filed a Registration Statement on Form SB-2 covering 225% the shares of common stock underlying the notes. We will be obligated to pay liquidated damages to the investors if the Registration Statement is not declared effective within 90 days equal to 2% of the then outstanding amounts under the notes for each thirty day period (or portion thereof). Within two days of the Registration Statement being declared effective, the investors will purchase additional notes in the amount of $500,000. The notes are convertible at the investors’ option into shares of our common stock at a per share conversion price equal to the Applicable Percentage (as defined below) multiplied by the average of the lowest three intraday trading prices for the common stock during the twenty trading days prior to the notice of conversion being sent.  The Applicable Percentage is equal to (i) 50% as of the closing date, (ii) 55% in the event that the Registration Statement is filed within the required time period and (iii) 60% in the event that the Registration Statement becomes effective within the required time period.

To secure the investors’ obligations under the notes, the company granted the investors a security interest in substantially all of its assets, including without limitation its intellectual property, pursuant to a security agreement and an intellectual property security agreement which were filed as exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission on or about November 2, 2006.

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

As of the date of the filing of this Current Report on Form 8-K, the Company has received gross proceeds of $500,000 and net proceeds of approximately $418,500, after payment of offering related fees and expenses.

We also agreed with two of the three institutional, accredited investors (the "Old Investors") who purchased an aggregate of $111,000 in principal amount of promissory notes ("Additional Notes") on August 15, 2006 as part of the amendment to and modification of the financing entered into with the company on February 17, 2006 to roll the Additional Notes plus a 20% premium for a total of $133,200 into the notes in consideration of the Old Investors waiving any and all defaults and penalties relating to the Additional Notes. The Additional Notes were due on October 20, 2006. The company will not receive any additional proceeds from the Old Investors as part of this transaction. We paid $37,000 of the Additional Notes to DKR Soundshore Oasis Holding Fund Ltd. and have agreed to pay the remaining $7,000 once the registration statement becomes effective.

The securities sold in this transaction have not been registered under the Securities Act of 1933, as amended (the “Act”) and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Act. The sale of the Warrants to the investors was made pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Act. The common stock was offered and sold to purchasers whom the company or its authorized agents believe are “accredited investors,” as that term is defined in Rule 501 of Regulation D in reliance upon an exemption from the registration requirements of the Securities Act in a transaction not involving any public offering.  Each of the investors represented to Aegis that:

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

(b) The company filed one Current Report on Form 8-K during the period ended October 31, 2006.

On August 28, 2006, the company filed a report disclosing that it had entered into an amendment, modification and consent to a subscription agreement dated February 17, 2006 for the private placement of certain promissory notes with accredited investors in the principal aggregate amount of $500,000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEGIS ASSESSMENTS, INC.
Date: December 20, 2006
/s/ David Smith
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002