Form 10QSB
period 2007-01-31
AEGIS ASSESSMENTS INC
filed 2007-03-26
CIK 1183075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark  One)

[X ]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934   For  the  quarterly  period  ended January 31, 2007

 [ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT For the transition period from __________ to _____________

Commission file number:  000-50213

AEGIS ASSESSMENTS, INC. (Exact name of small business issuer as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	72-1525702 (I.R.S. Employer Identification No.)

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

The number of shares of the issuer’s common equity outstanding as of March 23, 2007 was approximately 82,550,538 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (Check one):

      Yes [X]     No [  ]

INDEX TO FORM 10-QSB FILING

FOR THE PERIOD ENDED JANUARY 31, 2007

TABLE OF CONTENTS

	PART I.
	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	3

	Balance Sheet as of January 31, 2007	3

	Statements of Operations
	for the three and six month periods
	ended January 31, 2007 and January 31, 2006	4
	Statements of Cash Flows
	for the six month periods ended January 31,
	2007 and January 31, 2006	5, 6
	Notes to the Financial Statements	7

Item 2.	Management's Discussion and Analysis	13

Item 3.	Controls and Procedures	24

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information (inapplicable)	26
Item 6.	Exhibits and Reports on Form 8-K	26

SIGNATURES		27

PART I- FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

Aegis Assessments, Inc. (A Development Stage Company) Condensed Balance Sheet January 31, 2007 (Unaudited)

Assets
Current Assets
Cash and cash equivalents	$329,297
Accounts receivable	10,050
Inventory	142,973
Total Current Assets	482,320

Property and equipment, net of accumulated
depreciation of $168,925 at January 31, 2007	107,352
U.S. Treasury Bonds - Restricted	4,994,350
Other Assets	7,616
Total Assets	$5,591,638
Liabilities and Shareholders' Deficit
Current Liabilities
Accounts Payable	$510,734
Accrued Payroll	227,008
Deferred Revenue	7,000
Advance from distributor (note 9)	375,000
Notes payable	119,800
Convertible debentures	454,018
Derivative liability	1,102,120
Accrued expenses	59,814
Advance related party	7,250
Total Current Liabilities	2,862,744
Commitments and contingencies (notes 5)
Contingent loss on derivative and equity swap	5,080,137
Contingent loss on settlement of consulting contracts	735,838
Series A 8% convertible preferred stock $.001 par
value; 200,000 shares authorized.
Shareholders' deficit:
Preferred stock, $.001 par value, 10,000,000 shares
authorized for issuance in one or more series.
Common stock, $.001 par value; 100,000,000 shares
authorized; 66,261,882 shares issued and outstanding
at January 31, 2007	66,262
Additional paid-in capital	24,046,002
Stock subscription receivable – related party	(67,500)
Stock subscription receivable	(103,015)
Unrealized loss on marketable securities	(29,171)
Deficit accumulated during the development stage	(26,999,659)
Total shareholders' deficit	(3,087,081)
Total liabilities and shareholders' deficit	5,591,638
The accompanying notes are an integral part of the condensed financial statements

Aegis Assessments, Inc. (A Development Stage Company) Condensed Statements of Operations (Unaudited)

					For the period from
	For the three	For the three	For the six	For the six	January 16,2002
	months ended	months ended	months ended	months ended	(inception) to
	January 31,2007	January 31,2006	January 31,2007	January 31,2006	January 31,2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$10,050		$10,050		$81,042

Operating expense
Cost of equipment sold	$2,643		$2,643		$37,743
General and administrative expenses - other	370,525	$431,935	$697,045	$851,806	$19,435,464
Loss on impaired assets					$348,390
Consulting fees - related party					$287,065
Total Operating expenses	$373,168	$431,935	$699,688	$851,806	$20,108,662

Interest expense	273,532		$457,972		$1,005,265
(Gain) Loss on interest rate derivative swap		$16,438	$(2,419)	$36,002	$105,136
Loss on equity swap	225,000	$400,000	425,000	3,400,000	4,975,000
Loss on settlement of consulting contracts	295,838		735,838		735,838
Loss on settlement with former distributor	150,000		150,000		150,000
Loss before provision for income taxes	(1,307,488)	(848,373)	(2,456,029)	(4,287,808)	(26,998,859)
Provision for income taxes	-				800
Net loss	$(1,307,488)	$(848,373)	$(2,456,029)	$(4,287,808)	$(26,999,659)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	$(6,776)	$14,538	$(6,776)	$9,860	$(29,171)
Total comprehensive loss	$(1,314,264)	$(833,835)	$(2,462,805)	$(4,277,948)	$(27,028,830)

Net loss available to common shareholders
per common share - basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.14)	$(1.28)

Weighted average common shares - basic
and diluted	44,729,474	31,475,711	40,222,724	30,170,897	21,105,820

	The accompanying notes are an integral part of the financial statements

Aegis Assessments, Inc. (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)

			For the period from
	For the six	For the six	January 16,2002
	months ended	months ended	(inception) to
	January 31,2007	January 31,2006	January 31,2007
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net loss	$(2,456,029)	$(4,287,808)	$(26,999,660)

Adjustments to reconcile net
loss to net cash used in operating
activities:

Non-cash items included in the net
loss:
Depreciation	35,286	39,128	206,840
Amortization and expenses related to
stock and stock options		20,000	13,065,454
Amortization of the fair value of conversion
rights and warrants related to notes payable	393,944		891,444
(Gain) Loss on interest rate derivative swap	(2,419)	36,001	105,136
Loss on equity swap	425,000	3,400,000	4,975,000
Loss on settlement of consulting contracts	735,838		735,838
The intrinsic value of non-detachable
conversion rights of the Series A 8%
preferred stock			9,800
Issuance of stock for payment of interest			3,266
Loss on impaired assets			348,390

Change in Assets
Accounts Receivable	(10,050)		(10,050)
Inventory	(36,472)	(11,055)	(440,960)
Other Assets			(7,616)
Advance		(1,750)	-
Prepaid expense		(13,346)	-

Change in Liabilities:
Accrued payroll	76,480	68,260	227,008
Accounts payable	23,940	109,886	510,733
Accrued expenses	20,691		59,815
Deferred Revenue			7,000
Advance from distributor	25,000		375,000
Net cash used in operating activities	(768,791)	(640,684)	(5,937,562)

		(continued)

	The accompanying notes are an integral part of the financial statements

Aegis Assessments, Inc. (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)

			For the period from
	For the six	For the six	January 16,2002
	months ended	months ended	(inception) to
	January 31,2007	January 31,2006	January 31,2007
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows used in investing activities:

Payments to acquire property
and equipment	$(6,246)	$(4,642)	$(364,594)

Net cash flows used in investing activities	(6,246)	(4,642)	(364,594)

Cash flows provided by financing activities:

Proceeds from issuance of preferred stock	-		90,100
Proceeds from issuance of common
stock - related party			22,500
Proceeds from issuance of common stock	10,716	565,485	3,595,154
Proceeds from exercise of warrants			630,405
Proceeds from exercise of options			237,144
Proceeds from issuance of debentures	1,000,000		1,817,000
Proceeds from notes payable and
advances - related parties	7,250		24,250
			-
Stock subscription receivable	-		10,000
Advances from officers			-
Note Payable - officer		(75,203)	-
Note Payable - payments	(46,050)		(62,750)
Note Payable - proceeds	127,650	125,000	267,650
Net cash provided by financing activities	1,099,566	615,282	6,631,453

Net increase in cash and cash equivalents	324,529	(30,044)	329,297

Cash and cash equivalents, beginning of period	4,768	55,508	-

Cash and cash equivalents, end of period	$329,297	$25,464	$329,297

Supplemental Disclosure of Non-Cash Investing
and Financing Activities
Exercise of options applied against notes			$17,000
Payment of accounts payable with stock			12,025
Conversion of preferred stock to common
stock			27,500
Issuance of common stock for services		$20,000	$12,884,625
Issuance of stock for note – related party			67,500
Issuance of stock for notes			133,000

	The accompanying notes are an integral part of the condensed financial statements

Notes to the Financial Statements

Aegis Assessments, Inc.

(A Development Stage Company)

Notes to Financial Statements

For The Three and Six Months Ended January 31, 2007 (Unaudited) and January 31, 2006 (Unaudited),

For The Period January 16, 2002 (inception) Through January 31, 2006

________________________________________________________________

1.

Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America.  In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of January 31, 2007.  There has not been any change in the significant accounting policies of Aegis Assessments, Inc. (“The Company”), for the periods presented.  The results of operations for the three and six months ended January 31, 2007 and 2006 are not necessarily indicative of the results for a full year period.  It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended July 31, 2007 filed with the Securities and Exchange Commission (the “SEC”).

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

There was no stock-based compensation for the three and six months ended January 31, 2007 and January 31, 2006.

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

There is no impact to the Financial Statements for the three and six months ended January 31, 2007 as a result of adopting FAS 123R when compared to the results had the Company continued to account for stock-based compensation under APB 25. There is no impact on both basic and diluted net loss per share for the three and six months ended January 31, 2007. As of January 31, 2007 the Company had no unvested options.

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

3.

Stock Transactions

Common Stock

On February 17, 2006, the Company issued convertible debentures with a face value of $800,000 (see Note 4 below).  The notes, along with accrued interest, are convertible into common shares at the holders’ option at $.15 per share.  However, this conversion price is reduced to the level of any future financing if such financing is at a lower share price.  As of January 31, 2007 $399,100 of note principal and $17,634 of accrued interest had been converted into 26,439,112 shares of common stock.  Of these amounts, $99,100 of note principal and $7,936 of accrued interest were converted into 23,670,727 common shares in the three months ended January 31, 2007.

On October 27, 2006 we executed definitive agreements for the purchase by institutional investors of $1,000,000 of principal amount of 6% convertible secured promissory notes, maturing three years from the date of issuance. Investors initially purchased $500,000 of the notes.  On December 20, 2007 the investors purchased additional notes in the amount of $500,000.  The notes are convertible at the investor’s option, into shares of our common stock.  The notes are convertible at a fixed discount to the market price of our shares, and the amount of notes that may be converted during any month is limited.  No conversions took place prior to November 1, 2006.  As January 31, 2007 $21,306 of note principal had been converted into 6,550,000 shares of common stock.

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

The proceeds from the notes have been discounted for the relative fair value of the warrants, the discount, and beneficial conversion feature. All discounts will be amortized over the one-year life of the notes.  A summary of the notes is as follows:

Notes Payable
Face value	$800,000
Less: Relative fair value of:
Series A warrants	(223,669)
Series B warrants	(336,211)
Beneficial conversion feature	(240,120)
Carrying amount of notes on February 17, 2006	$0
Amortization of discounts to January 31, 2007	780,000
Conversions of notes payable	(399,100)

Carrying amount of notes at January 31, 2007	$380,900

As of January 31, 2007 holders of $399,100 of the debentures had converted their notes into common shares.

October 2006 Debentures

On October 27, 2006 we executed definitive agreements for the purchase by institutional investors of $1,000,000 of principal amount of 6% convertible secured promissory notes, maturing three years from the date of issuance. Investors initially purchased $500,000 of the notes.  On December 20, 2007 the investors purchased additional notes in the amount of $500,000.  In addition, holders of a “bridge loan” made to the Company elected to have their outstanding principal of $102,120 combined with the October 27, 2006 convertible secured notes.  (See Note 8 below.)

The notes are convertible at the investor’s option, into shares of our common stock.  The notes are convertible at a fixed discount to the market price of our shares, and the amount of notes that may be converted during any month is limited.  No conversions took place prior to November 1, 2006.  As January 31, 2007 $21,306 of note principal had been converted into 6,550,000 shares of common stock.

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

Notes Payable
Face value	$1,102,120
Less: Relative fair value of:

Warrants	(140,285)
Beneficial conversion feature	(961,835)
Carrying amount of notes on October 27, 2006	$0
Amortization of discounts to January 31, 2007	94,424
Conversions of notes payable	(21,306)

Carrying amount of notes at January 31, 2007	$73,118

As of January 31, 2007 holders of $21,307 of the notes had been converted into common shares.

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

The parties further agreed that 650,000 shares of Aegis common stock (including exercisable options) previously issued to Mr. Alcaraz were cancelled. Aegis further agreed to reissue 800,000 shares of common stock to Mr. Alcaraz for the purchase price of $8,000, subject to the restrictions embodied in Rule 144. In consideration of the new one year restriction period on the stock, Aegis agreed that, if the closing price of the common stock is less than $.60 per share on the first business day following the restricted period, Mr. Alcaraz shall be entitled to an additional cash payment from Aegis amounting to the difference between $.60 per share and the closing price value of the stock, but not to exceed a total of $500,000.  However, subsequent to this agreement we believe Mr. Alcaraz violated certain terms of the agreement.  In so doing, he may have reduced or eliminated his ability to collect anything further, and may have given us cause to seek repayment of funds previously paid him.

Mr. Alcaraz can seek entry of judgment for all unpaid wages, consulting fees, arbitration expenses and attorneys’ fees that he sought in the original arbitration.

At October 31, 2006 we recorded a contingent liability and corresponding loss of $440,000 with respect to this agreement.  Based on all the facts and circumstances we believe this reserve to be sufficient.

In July 2006 we litigated a case involving two former consultants, Eric Peacock and Vernon Briggs, in Orange County California.  Although we prevailed on most substantive issues, in February 2007 the court granted Briggs and Peacock’s motion for attorneys’ fees and costs of $295,838.11.  We intend to appeal this award. The Company has accrued these fees and costs in the accompanying financial statements.

6.

Liquidity and Going Concern

The Company has incurred net losses since its inception in January 2002 and has no established sources of revenue. The net losses were $1,307,488, $848,373 and $26,999,659 for the quarters ended January 31, 2007 and January 31, 2006 and for the period from January 16, 2002 (inception) to January 31, 2007, respectively. Despite its negative cash flows from operations of $768,791, $640,684, and $5,937,562 for the six months ended January 31, 2007 and January 31, 2006 and for the period from January 16, 2002 (inception) to January 31, 2007, respectively, the Company has been able to obtain additional operating capital through private funding sources. Management's plans include the continued development of the

Company's SafetyNet products and a client awareness program that it believes will enhance its ability to generate revenues from the sale of the Company's products. The Company has relied upon equity funding and loans from shareholders since inception.

During the quarter ended January 31, 2007, the Company financed its operations through private equity funding and loans from officers and others. The Company may offer shares of its common stock during the year ended July 31, 2007.  No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's securities and borrowing, or that the sale of the SafetyNet products will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In November 2006 the California EDD placed a lien on any funds due us by California companies, for delinquent taxes of $20,162.  This may limit our ability to do business with our California distributor, Quala-tel.

7.

Related Party Transaction

In October 2006 an officer and director advanced the Company $3,750 to meet certain short term obligations.  In November 2006 another $3,500 was advanced.  The advances are unsecured, and are repayable on demand from available funds.

8.

Loans Payable

On August 21, 2006 three investors loaned the Company a total of $127,650, including an original issue discount of $16,650.  The loan was for 60 days, and was unsecured.  In addition to the original issue discount, legal and other expenses of $14,012 were withheld from the funding, for net proceeds to the Company of $96,988.  In December 2006 the Company repaid one of the investors $42,550 in principal and $962 of accrued interest.  The remaining two investors elected to combine their $85,100 in outstanding principal, along with a negotiated increase in principal of $17,020, with the October 2006 convertible notes.  (See Note 4 above.).

9.

Advance From Distributor

In 2004 we signed a distribution agreement with JAD Corporations of America.  Pursuant to the agreement JAD paid us $350,000 against a purchase order for 200 RadioBridges.  In 2006 we terminated our agreement with JAD and agreed to repay the $350,000.  In November 2006 we made the first scheduled payment of $125,000, but have been unable to make subsequent payments as agreed upon.  Under terms of the settlement agreement, our failure to make scheduled payments results in a judgment in favor of JAD for $500,000, reduced by any payments already made.  In February 2007 JAD commenced collections activities on $375,000 balance owed on the judgment.  The Company has accrued the additional $125,000 in the accompanying financial statements.

10.

Subsequent Events

On February 17, 2006, the Company issued convertible debentures with a face value of $800,000. (See Note 4 above.)  Subsequent to January 31, 2007 holders of $7,500 in note principal converted these into a total of 4,288,656 shares.

On February 19, 2007 these notes reached maturity.  We have been negotiating with the note holders an extension of time to either repay the note or convert it to equity.  To date we have not reached agreement.  The notes are collateralized with essentially all the assets of the Company.  If we are unable to reach an agreement on an extension, the note holders may exercise their right to foreclose on all our assets.

On October 27, 2006 we executed definitive agreements for the purchase by institutional investors of $1,000,000 of principal amount of 6% convertible secured promissory notes, maturing three years from the date of issuance. (See Note 4 above.) Subsequent to January 31, 2007 holders of $19,163 in note principal converted these into a total of 12,000,000 shares.

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the period ended January 31, 2007, this “Management’s Discussion and Analysis” should be read in conjunction with the Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report.  The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

Forward Looking Statements

This portion of this Quarterly Report on Form 10-QSB includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to the Company's expectation that it will begin generating significant revenues from the sale of its products rather than from equity or debt financings. Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to the risks and uncertainties set forth below in the section titled "Risk Factors," as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Executive Overview.

Although we are presently contemplating manufacturing additional public safety products, the only product we currently sell and have manufactured is the SafetyNet RadioBridge™, a portable device which allows most two-way radios to be interconnected regardless of the radio’s frequency, modulation or encryption scheme. Our contract manufacturer, CirTran Corporation, completed a first production run of 20 of our new version RadioBridge units and we have begun delivering units to our customers. As part of our manufacturing process, we worked with EMI Solutions, Inc., headquartered in Irvine, California, and Alden Products, a major manufacturer, to develop a filtered connector to be used in the RadioBridge. Alden is evaluating adding this connector to its medical, commercial, aerospace and military product lines.

Distribution and Sales.

A limiting factor for the sale of our RadioBridge product has been the time-consuming process associated with government purchasing cycles and procurement practices of our products’ end-users.  We have continued to work with our distributor, Quala-tel Enterprises, and have participated in numerous demonstrations to customers throughout the United States, as well as trade shows. During February and March 2007 we delivered RadioBridges to agencies such as the United States Postal Inspection Service and the Los Angeles County Metropolitan Transit Authority (LACMTA).

Production.

We contracted to develop the next generation SafetyNet RadioBridge with new features for enhanced performance with CirTran Corporation located in West Valley, Utah. CirTran Corporation is a full-service electronics contract manufacturer and has an ISO (International Organization for Standardization) 9002 registration. We engaged CirTran for the first production run of the Version2 RadioBridge, which was completed in March 2007.  The RadioBridge interconnects incompatible radios and bridges them to provide radio interoperability at an emergency site in a matter of minutes. We have now placed an order for a second production run.

Results of Operations

We have incurred losses since our inception in 2002 and have relied primarily on debt financing to fund our operations during the last three fiscal quarters. We have begun filling purchase orders for our version2 RadioBridge product and we are recording revenues as we deliver RadioBridges to our customers.

We had revenues of $10,050 for the three-month period ended January 31, 2007 compared to no revenues in the comparable period in 2006.

Our general and administrative expenses other than for related parties for the three-month period ended January 31, 2007 were $370,525, as compared to $431,935 for the comparable period during the prior year. Our operating expenses have decreased as a result of reduction in equity-based compensation paid to employees, outside consultants, and business partners.

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

Our loss before provision for income taxes was $1,307,488 for the three-month period ended January 31, 2007, as compared to $848,373 for the same period for the prior year. Our net loss for the three-month period ended January 31, 2007 after provision for income taxes was $1,307,488, as compared to $848,373 for the comparable period for the prior year. The increase was the result primarily of an increase in interest expense on indebtedness and settlement obligations.

Liquidity and Capital Resources

At January 31, 2007, we had $ 329,297 in cash, as compared with $25,464 in cash during the equivalent period ended January 31, 2006.  The increase is due primarily to the increase in the sale of our equity in private placement transactions.

At January 31, 2007 we had accrued payroll liability of $227,008, as compared with $141,475 at January 31, 2006. The increase is attributed to an increase in accrued salary owed three officers and directors. Accounts payable, deferred revenue and advances from our distributor totaled $892,734 at January 31, 2007, as compared to $627,670 at January 31, 2006.  Notes payable totaled $581,068 at January 31, 2007, including $7,250 from an officer and director.  This compares to $143,797 in notes payable at January 31, 2006.  These increases were due to increased costs of operations.

We held property and equipment at January 31, 2007, which was valued, net of depreciation of $168,925, at $107,352, as compared with property valued, net of depreciation of $128,179, at $198,143 at January 31, 2006. The decrease is attributed to periodic charges to depreciation expense and a reduction due to impaired assets.  Our total assets at January 31, 2007 were $5,591638, as compared with $5,618,888 at January 31, 2006.

We believe we have sufficient funds currently available to satisfy our cash requirements for the next 3 months unless those funds are taken through collection actions by JAD Corporation of America. We also anticipate increased revenues from the sale of RadioBridges during the next 12 months, but it is difficult to project a sales timeline because we believe significant sales are dependent on public safety end-users acquisition practices and our establishment of a customer support infrastructure to support such sales. We believe our relationship with Quala-tel Enterprises, our distributor, will increase our sales volume and decrease these procurement time cycles.

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Since the inception of the company, we have relied on loans from shareholders and officers, the sale of our equity securities, debt financing, and limited revenues to fund our operations.  We have incurred losses since our inception and we continue to incur legal, accounting, and other business and administrative expenses.  Our auditor has therefore recognized that there is substantial doubt about our ability to continue as a going concern.

Our stock price has also fallen precipitously, in part because of the nature of the debt financing we have entered into. This financing is through convertible promissory notes, and the note holders have been converting portions of the debt into significant amounts of our common stock. This common stock was registered in two registration statements, and is therefore free-trading stock. The increased availability of such stock on the public market has, we believe, contributed to a significant decline in our stock price over the last several fiscal quarters. Because of the decline in the stock price, and the conversions to date by the note holders, the amount of stock registered is being depleted. In effect, the note holders are running out of stock to convert, which could lead to a default in the notes.  We are therefore seeking stockholder approval to amend our Certificate of Incorporation to authorize the issuance of 500,000,000 shares of common stock; our Certificate of Incorporation currently only authorizes 100,000,000 shares of common stock. There can be no guarantee that our shareholders will approve such an amendment. There can be no guarantee that our note holders will not declare the notes in default and seek to enforce remedies available to them under the notes and security agreements which secure the notes.

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

Risks Related to Our Business

Pending litigation and inability to make payments required by existing settlement agreements may subject us to significant litigation costs, judgments in excess of our ability to pay, and divert management attention from our business.

We are involved in various litigation matters arising from employment and consulting relationships which were entered into in 2002 and January 2003 and a failed distribution relationship which was entered into in 2004. Such matters have resulted and are expected to continue to result in substantial legal fess and settlement costs to us and a likely diversion of our management’s attention, which could adversely affect our business, financial condition or operating results.  Although some of these matters are subject to an appeal or continuing litigation, JAD Corporation of America has commenced collection actions against the company and has levied on the company’s bank accounts after we allegedly defaulted on payments required under a settlement agreement with JAD. These collection activities could severely impact our ability to continue to operate our business. The California EDD has also levied our accounts receivable from our distributor, Quala-tel, which is located in California, for delinquent payments due of approximately $20,000.

Holders of certain of our secured convertible promissory notes may declare their notes in default and foreclose on all of the assets of the Company.

On February 19, 2007, the principal and interest due and payable under the Notes issued to DKR Soundshore Oasis Holding Fund Ltd., Harborview Master Fund LP, and Alpha Capital Aktiengesellschaft on February 17, 2006 reached maturity (the “Notes”).  Adjusting for the ten day grace period provided for in Section 1.1 of the Notes, the Company was required to pay all remaining principal and accrued interest not already converted under Section 2 of the Notes on March 1, 2007 before a default interest rate of 15% begins to accrue. Due to the financial position of the Company, we could not pay the current principal and accrued interest under the Notes on the Maturity Date.  Rather than default under the Notes, the Board of Directors of the Company offered to increase each outstanding principal balance under the Notes by 20%. The Note holders have not accepted this proposal and have placed the Company on notice that the Notes are past due and, that in the event the Notes are not paid in full, the Note holders can declare the Company in default at any time, although they have not yet done this, and foreclose on its Security Agreement with the Company, effectively foreclosing on all of the Company’s assets. There is no guarantee that we will not default under the Notes. A default might result in the Note holders exercising their rights under the security agreements that secure the Notes and a foreclosure on all of the assets of the company, including accounts receivable, inventory, and intellectual property.

There is no assurance that our company will achieve profitability.

Until recently, we have had no significant operations or revenues with which to generate profits or create liquidity, and we have not yet generated a sufficient amount of operating revenue to sustain our projected operations.  Our ability to generate revenue is uncertain and we may never achieve profitability.  Potential investors should evaluate our company in light of the expenses, delays, uncertainties, and complications typically encountered by businesses introducing new technologies and products, many of which will be beyond our control.  These risks include:

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

To date, we have relied almost exclusively on outside financing to obtain the funding necessary to operate the business.  Even assuming that the collection activities from prevailing parties in litigation against us do not force us into a reorganization, based upon our current cash reserves and forecasted operations, we will need to obtain additional outside funding in the future in order to further satisfy our cash requirements.  Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect.  We cannot predict the timing or amount of our capital requirements at this time.  If we fail to arrange for sufficient capital on a timely basis in the future, we will be required to reduce the scope of our business activities until we can obtain adequate financing.  We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which would adversely affect our operating results and prospects.  Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities.  Our debt financing, which has an equity conversion component, has resulted in significant dilution to existing shareholders. Future financings may involve securities that have rights, preferences, or privileges that are senior to our common stock.

We face significant competition, including from companies with greater resources, which could adversely affect our revenues, results of operations and financial condition.

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

Our interim Chief Executive Officer and President is involved in other business matters.  If he allocates more time to these matters in the future, our operations may materially suffer.

During the last two years, our interim Chief Executive Officer, President and Chief Operating Officer, Richard Reincke, has incurred significant financial hardship due to his relationship with the Company. He has deferred, and forgiven, extended periods of accrued salary, and he has loaned money to the Company, which has not been repaid. He has also incurred significant legal fees defending himself in the Aegis v. Peacock lawsuit, in which a cross-complaint was filed against him, personally, for acting in his capacity as a director of the Company. Although the Company agreed to indemnify Mr. Reincke for his legal fees, the Company has lacked the funds to do so. Moreover, although Mr. Reincke prevailed in that lawsuit and is contemplating suing the cross-complainants and their legal counsel for malicious prosecution and abuse of process, his legal fees continue to accrue, as the unsuccessful cross-complainants plan to appeal.

In March 2007 a company in which Mr. Reincke has an ownership interest became a reporting company. Additionally, Mr. Reincke has ownership interests in various private corporations and limited liability companies, most of which are in the film and video production business.  Mr. Reincke serves as an officer, director and/or manager for these business entities. In the future, he may allocate more of his time to the business operations of these entities.  If he does so, our operations may materially suffer.

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

Our performance depends substantially on the performance of our executive officers and we currently have only three full time employees and one part time contract employee. Competition for talented personnel is intense, and there is no assurance that we will be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future.  In addition, market conditions may require us to pay higher compensation to qualified management and technical personnel than we currently anticipate.  Any inability to attract and retain qualified management and technical personnel in the future would have a material adverse effect on our business, prospects, financial condition, and results of operations.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Act’), beginning with our Annual Report on Form 10-KSB for the fiscal year ending July 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. Begonning with our Annual Report on Form 10-KSB for the fiscal year ending July 31, 2009 , our auditors will be required to express their opinion on the adequacy of our internal controls. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

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

Risks Related to Our Securities

Our stock price has declined precipitously and the trading price of our common stock is likely to continue to be volatile, which could result in substantial losses to investors.

The trading price of our common stock has fallen significantly over the past few months, primarily because of the nature of the nature of our debt financing. The trading price could continue to be volatile in response to factors including the following, many of which are beyond our control:

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

PART II - OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS.

In September 2006 we arbitrated a dispute with Robert Alcaraz, a former employee. Prior to a final judgment in that matter the parties agreed that a negotiated compromise of this dispute was preferable to continuing the arbitration process.  The company paid Mr. Alcaraz a total of $156,000 pursuant to the terms of that settlement agreement, but did not make a final payment provided for in the settlement agreement. Mr. Alcaraz has filed a complaint in Orange County Superior Court for declaratory relief, seeking entry of a judgment for all unpaid wages, consulting fees, arbitration expenses and attorneys’ fees that he sought in the original arbitration in the amount of approximately $1.1 million. The company anticipates filing a cross-complaint because it believes Mr. Alcaraz violated the confidentiality and non-disparagement provisions of the settlement agreement.

The company has been unable to make certain payments pursuant to a settlement agreement with JAD Corporation of America. JAD has taken the position that this is a breach of the settlement agreement and has begun collection activities against the company of a total judgment of $500,000. These collection activities could severely limit the company’s ability to continue operations.

On or about February 6, 2007, the Orange County Superior Court issued a minute order granting a motion for attorneys’ fees and costs of $295,838.11 to Defendants/Cross-complainants Eric Peacock and Vernon Briggs. The company intends to appeal this award.

Other than as described above and in our previously filed Quarterly Reports and Annual Reports, and except for the potential litigation arising under our current inability to pay off certain promissory notes (discussed in detail in Item 3 below), we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. Other than as described above and in our previously filed Annual Report, there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 27, 2006, we executed definitive agreements for the purchase by institutional, accredited investors for $1,000,000 of principal amount of 6% convertible secured promissory Notes of the company, maturing three years from the date of issuance. The Notes are convertible at the investors’ option into shares of our common stock at a per share conversion price equal to the Applicable Percentage (as defined below) multiplied by the average of the lowest three intraday trading prices for the common stock during the twenty trading days prior to the notice of conversion being sent.  The Applicable Percentage is equal to (i) 50% as of the closing date, (ii) 55% in the event that the Registration Statement is filed within the required time period and (iii) 60% in the event that the Registration Statement becomes effective within the required time period. The Company filed a registration statement on Form SB-2 within the required time period; the common stock underlying the Notes was therefore registered under the Securities Act of 1933, as amended and these shares are therefore free-trading. We believe the conversion and sale of these significant amounts of common stock has contributed to a significant decrease in our quoted stock price.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The principal and interest due and payable under the Notes issued to DKR Soundshore Oasis Holding Fund Ltd., Harborview Master Fund LP, and Alpha Capital Aktiengesellschaft on February 17, 2006 reached maturity on Monday, February 19, 2007.  Adjusting for the ten day grace period provided for in Section 1.1 of the Notes, the Company was required to pay all remaining principal and accrued interest not already converted under Section 2 of the Notes on March 1, 2007 before a default interest rate of 15% begins to accrue. Due to the financial position of the Company, we could not pay the current principal and accrued interest under the Notes on the Maturity Date.  Rather than default under the Notes, the Board of Directors of the Company offered to increase each outstanding principal balance under the Notes by 20%. The Note holders have not accepted this proposal and have placed the Company on notice that the Notes are past due and, that in the event the Notes are not paid in full, the Note holders can declare the Company in default at any time and foreclose on its security agreement with the Company, effectively foreclosing on all of the Company’s assets. There is no guarantee that we will not default under the Notes. A default might result in the Note holders exercising their rights under the security agreements that secure the Notes and a foreclosure on all of the assets of the company, including accounts receivable, inventory, and intellectual property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The company has not submitted any matter to a vote of security holders during the period covered by this Quarterly Report.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)

The following exhibits are attached to this Quarterly Report:

Exhibit Number	Description

31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

 The company filed one Current Report on Form 8-K during the period ended January 31, 2007.

On November 21, 2006, the Company filed a report disclosing that Eric Johnson resigned as the Company’s Chief Executive Officer and as a director and Chairman of the Board of the Company. The resignation was effective as of November 17, 2006. The report also disclosed that the Company anticipated announcing the appointment of additional members to its Board of Directors as part of a management restructuring; and that Richard Reincke, in addition to his current duties, was named as the interim Chief Executive Officer, effective immediately to serve until such time that the Company’s Board of Directors names a permanent replacement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEGIS ASSESSMENTS, INC.

Date: March 23, 2007	/s/ David Smith
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)